Form 10-Q
period 2003-09-30
PHARMION CORP
filed 2003-12-19
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50447

Pharmion Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-1521333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 28th Street, Boulder, Colorado 80304

(Address of principal executive offices)

(720) 564-9100

(Registrant’s telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

          As of December 18, 2003, there were 23,948,635 shares of the Registrant’s Common Stock outstanding.

PHARMION CORPORATION

PART I

FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share and per share amounts)

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$23,533	$62,604
Accounts receivable, net of allowances of $835 and $734, respectively	5,614	520
Inventories	4,646	1,609
Prepaid royalties	1,000	1,000
Other current assets	3,728	2,044

Total current assets	38,521	67,777
Product rights, net	30,182	7,625
Property and equipment, net	4,839	3,878
Other assets	1,095	1,567

Total assets	$74,637	$80,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,327	$3,464
Accrued liabilities	11,190	3,422

Total current liabilities	16,517	6,886
Long-term liabilities:
Convertible notes payable	13,330	—
Other long-term liabilities	5,609	190

Total long-term liabilities	18,939	190

Redeemable convertible preferred stock:
Preferred stock: par value $0.001, 71,000,000 shares authorized:
5,100,000 shares designated as Series A-1 redeemable convertible preferred stock (at redemption value, which includes cumulative preferred stock accretion of $1,532 at September 30, 2003 and $1,226 at December 31, 2002), 5,069,792 shares issued and outstanding at September 30, 2003 and December 31, 2002; liquidation preference of $1.00 per share	6,580	6,274
12,900,000 shares designated as Series A-2 redeemable convertible preferred stock (at redemption value, which includes cumulative preferred stock accretion of $4,245 at September 30, 2003 and $3,087 at December 31, 2002); 12,843,473 shares issued and outstanding at September 30, 2003 and December 31, 2002; liquidation preference of $1.50 per share	23,495	22,337
33,000,000 shares designated as Series B redeemable convertible preferred stock (at redemption value which includes cumulative preferred stock accretion of $11,140 at September 30, 2003 and $6,582 at December 31, 2002); 31,071,769 shares issued and outstanding at September 30, 2003 and December 31, 2002; liquidation preference of $2.09 per share	71,674	67,116
20,000,000 shares designated as Series C redeemable convertible preferred stock (at redemption value, which includes cumulative preferred stock accretion of $2,997 at September 30, 2003 and $545 at December 31, 2002); 19,138,756 shares issued and outstanding at September 30, 2003 and December 31, 2002; liquidation preference of $2.09 per share	42,712	40,260

Total redeemable convertible preferred stock	144,461	135,987
Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized and 915,460 and 869,177 shares issued and outstanding at September 30, 2003 and December 31, 2002	1	1
Additional paid-in capital	—	—
Deferred compensation	(1,165)	(44)
Other comprehensive income	2,089	777
Accumulated deficit	(106,205)	(62,950)

Total stockholders’ deficit	(105,280)	(62,216)

Total liabilities and stockholders’ deficit	$74,637	$80,847

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$7,673	$2,036	$13,760	$2,036
Operating expenses:
Cost of sales, including royalties of $1,695 and $206 for the three months ended September 30, 2003 and 2002, respectively; and royalties of $1,934 and $206 for the nine months ending September 30, 2003 and 2002, respectively	2,681	702	7,140	702
Clinical, development and regulatory	5,436	4,571	16,897	10,001
Selling, general and administrative	7,867	5,745	25,479	14,123
Product rights amortization	613	175	1,259	192

Total operating expenses	16,597	11,193	50,775	25,018

Loss from operations	(8,924)	(9,157)	(37,015)	(22,982)
Interest and other income (expense), net	(290)	25	28	622

Loss before taxes	(9,214)	(9,132)	(36,987)	(22,360)
Income tax expense	40	23	154	60

Net loss	(9,254)	(9,155)	(37,141)	(22,420)
Less accretion of redeemable convertible preferred stock to redemption value	(2,825)	(2,003)	(8,474)	(6,007)

Net loss attributable to common stockholders	$(12,079)	$(11,158)	$(45,615)	$(28,427)

Net loss attributable to common stockholders per common share, basic and diluted	$(14.35)	$(14.55)	$(56.10)	$(38.28)

Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	841,477	767,068	813,055	742,688
Pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	$(0.52)		$(2.08)

Shares used in computing pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	17,872,433		17,844,011

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Operating activities
Net loss	$(37,141)	$(22,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,349	910
Compensation expense related to stock option issuance	406	—
Other	181	33
Changes in operating assets and liabilities:
Accounts receivable, net	(3,780)	(1,390)
Inventories	(2,213)	(878)
Other current assets	(985)	(3,820)
Other long-term assets	475	(2,018)
Accounts payable	233	363
Accrued and other current liabilities	2,448	1,281

Net cash used in operating activities	(38,027)	(27,939)
Investing activities
Purchases of property and equipment	(1,965)	(1,882)
Acquisition of business, net of cash acquired	(12,265)	—
Purchase of product rights	(1,000)	(7,000)

Net cash used in investing activities	(15,230)	(8,882)
Financing activities
Proceeds from sale of preferred and common stock, net of issuance costs	70	(71)
Proceeds from issuance of convertible notes	14,000	—
Payment of debt obligations	(177)	—

Net cash provided by (used in) financing activities	13,893	(71)
Effect of exchange rate changes on cash and cash equivalents	293	304

Net decrease in cash and cash equivalents	(39,071)	(36,588)
Cash and cash equivalents at beginning of period	62,604	68,444

Cash and cash equivalents at end of period	$23,533	$31,856

Noncash items
Financed property and equipment acquisitions	—	191
Financed intangible asset acquisition costs	8,208	—
Warrants granted in connection with issuance of convertible notes	730	—

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business

      Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both late-stage development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up-front and scheduled cash payments. To date, the Company has acquired the distribution and marketing rights to four products, two of which are approved for marketing and two of which are in late-stage development. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.

      On November 5, 2003, the Company completed an initial public offering (“IPO”) which resulted in net proceeds of approximately $76.2 million from the issuance of 6,000,000 shares of common stock. In connection with the IPO, all of the outstanding shares of the Company’s preferred stock were converted into shares of common stock. Because the IPO closed after September 30, 2003, the results of the IPO are not reflected in the accompanying unaudited consolidated financial statements. A summary of the terms of this offering can be found in our Registration Statement (No. 333-108122) on Form S-1 as filed with the Securities and Exchange Commission (“SEC”).

      On September 25, 2003, the Company effected a one for four reverse stock split of its common stock. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

2.     Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying condensed unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and pursuant to the rules and regulations of the SEC on Form 10-Q. Certain information and footnote disclosures required for complete financial statements are not included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements which are included in our Registration Statement on Form S-1, as amended, which has been filed with the SEC.

      In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2003 or for any other interim period or for any other future year.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include estimates of chargebacks from distributors, product returns and rebates and valuation of stock-based compensation.

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation

      The accompanying unaudited consolidated financial statements include the Company and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

      The Company sells its products to wholesale distributors and directly to hospitals, clinics and retail pharmacies. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured.

      Revenue is reported net of allowances for chargebacks from distributors, product returns, rebates and discounts. Significant estimates are required for determining such allowances and are based on historical data, industry information and information from customers. If actual results are different from estimates, the Company will adjust the allowances at the time such differences become apparent.

      Certain governmental health insurance providers as well as hospitals and clinics that are members of group purchasing organizations may be entitled to price discounts and rebates on the Company’s products used by those organizations and their patients. As such, the Company must estimate the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount. This estimate is based on historical trends and industry data on the utilization of the Company’s products.

Inventories

      Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories and any items considered outdated or obsolete are reduced to their estimated net realizable value. The inventory balance was reduced by approximately $1.8 million due to obsolescence and product expiration during the nine months ended September 30, 2003.

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents and accounts receivable. The Company maintains its cash balances in the form of money market accounts and overnight deposits with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

      The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. In the nine months ended September 30, 2003 and 2002, revenues generated from three customers in the United States totaled approximately 16% and 17%, respectively, of consolidated net revenues. Revenues generated from international customers were individually less than 5% of consolidated net revenues.

Pro Forma Net Loss Per Share

      Immediately prior to the effective date of the IPO (November 12, 2003), all of our shares of redeemable convertible preferred stock outstanding converted into an aggregate of 17,030,956 shares of common stock. Unaudited pro forma net loss per share is computed by dividing net loss before accretion of redeemable

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

convertible preferred stock to redemption value by the weighted average number of common shares outstanding, including the pro forma effects of conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock as of January 1, 2003.

3.     Acquisition of Laphal Développement and Issuance of Convertible Notes

      On March 25, 2003, a subsidiary of the Company acquired all of the outstanding stock of Gophar S.A.S. and its wholly owned subsidiary, Laphal Développement S.A. (collectively, “Laphal”). Laphal is a French pharmaceutical company focused on the sale of orphan drugs primarily in France and Belgium. Under the terms of the related Stock Purchase Agreement (“SPA”), the Company paid €12 million at closing, less the amount of Laphal’s net financial debt (as defined in the SPA). The actual amount of cash paid for Laphal, net of cash received in the acquisition and including transaction costs incurred through September 30, 2003 totaled approximately $12.3 million. Two additional payments of €4 million each will be paid if certain aggregate sales targets are achieved.

      The following assets and liabilities were acquired in the acquisition of Laphal. The purchase price allocation is subject to adjustment up to one year from the acquisition date.

As of March 25,
2003

(in thousands)
Current assets	$3,557
Product rights	13,150
Property and equipment, net	9

Total assets acquired	$16,716

Current liabilities	$2,837
Long-term debt	576

Total liabilities assumed	$3,413

Net assets acquired	$13,303

      Product rights relate to thalidomide and are being amortized over the 15 year period in which the Company expects to generate significant revenues from this product. Operating results for Laphal after the date of acquisition are included in our consolidated financial results as of and for the three and nine months ended September 30, 2003.

      The unaudited pro forma results of operations as though the Laphal acquisition had been completed as of January 1, 2002 are as follows (in thousands except per share amounts):

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2003	2002

Net sales	$15,547	$10,283
Net loss attributable to common stockholders	$(45,983)	$(44,951)
Net loss per share attributable to common stockholders	$(56.56)	$(59.81)

      The pro forma results above are not necessarily indicative of the operating results or financial position that would have been achieved if the acquisition had been consummated at the date indicated, nor is it necessarily indicative of future operating results and financial condition.

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In April 2003, the Company issued $14 million of 6% convertible notes. Proceeds from the convertible notes were used to fund the acquisition of Laphal. Interest on the notes is payable annually and the notes are due in their entirety in April 2008. The notes are convertible into shares of the Company’s common stock at a conversion price of $11.00 per share. The Company has the right to call the notes if shares of the Company’s common stock trade on a public market at a price of $15 per share or more for 20 consecutive days. Holders of the notes also received warrants to purchase an aggregate of 424,242 shares of the Company’s common stock at a price of $11.00 per share. The value of these warrants has been reflected as an additional debt discount to be amortized over the term of the debt.

4.     Net Loss per Common Share

      The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Potential incremental common shares include shares of common stock issuable upon exercise of stock options and warrants and upon the conversion of redeemable convertible preferred stock and convertible notes outstanding during the period. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be antidilutive. Such shares totaled 20,632,146 and 5,200,109 as of September 30, 2003 and 2002, respectively.

5.     License Agreements

Innohep

      In June 2002, the Company entered into an agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep®. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep® in the United States. On the closing date, in exchange for this license, the Company paid $5 million which is capitalized as product rights and is being amortized over the 10 year period during which the Company expects to generate significant revenues. On the closing date, the Company paid an additional $2.5 million which is creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. The agreement has a term of ten years.

Refludan

      In May 2002, the Company entered into an Interim Sales Representation Agreement (“ISRA”) and a Distribution and Development Agreement with Schering AG. Pursuant to these agreements, the Company acquired the exclusive right to market and distribute Refludan® in all countries outside the U.S. and Canada. These agreements were amended on August 20, 2003 and replaced by a full transfer to the Company of all the marketing authorizations and product registrations for Refludan® in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $4 million and is obligated to make nine additional fixed payments to Schering, payable in quarterly installments of $1 million through the end of 2005. The value of the total cash payments made and the present value of future payments is $12.2 million, which was capitalized to product rights and is being amortized over the 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company will pay Schering an 8% royalty on net sales of Refludan® through

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003 and a royalty of 14% of net sales of Refludan® thereafter until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

Azacitidine and Thalidomide

      In 2001, the Company acquired the development and commercialization rights to two products being developed for the treatment of certain bone marrow disorders and malignancies. Global rights to azacitidine were licensed from Pharmacia Corporation and rights in all countries outside the U.S., Canada, and certain Asian countries to Thalomid® (thalidomide) were licensed from both Celgene Corporation and Penn T Limited. The Company is responsible for all costs associated with the development, regulatory review, and commercialization of these products.

      Under the terms of the Company’s agreement with Pharmacia, the Company is obligated to pay them a royalty of up to 20% on net sales of azacitidine. The license from Pharmacia has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country.

      Under the Company’s agreements with Penn and Celgene, the Company will pay a combined royalty of 36% of net sales, less the Company’s purchase price from Penn of the units of product sold, on all sales of thalidomide once it is approved by the appropriate health regulatory authority for sale in any country within the Company’s license territory. Until such approvals are obtained, the combined royalty payment obligations to Celgene and Penn are generally lower than 36%. The Company’s royalty payment obligations to Celgene and Penn are also subject to certain minimum yearly payment thresholds. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, the Company has also agreed to fund an aggregate of $8.0 million of Celgene’s clinical trial development costs for clinical studies of thalidomide, with this amount payable in installments through 2005. The Company issued a warrant to Celgene to purchase 1,701,805 shares of Series B Preferred Stock at $2.09 per share in November 2001 which expires seven years from the date of grant. The agreements with Celgene and Penn each have a ten year term running from the date of receipt of the first regulatory approval for thalidomide in the United Kingdom, subject, in the case of the Celgene agreement to Celgene having a right to terminate the agreement if the Company has not obtained that approval by November 2006.

      The cost value and accumulated amortization associated with Innohep®, Refludan® and Thalidomide is as follows (in thousands):

	As of September 30, 2003		As of December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized product rights:
Innohep®	$5,000	$625	$5,000	$250
Refludan®	12,208	528	3,000	125
Thalidomide	14,614	487	—	—

Total product rights	$31,822	$1,640	$8,000	$375

      The gross carrying amount for the Refludan® product rights increased by $9.2 million during the nine months ended September 30, 2003 to reflect the present value of fixed payment obligations in the amended Schering agreement and a $1 million payment made to Schering in August 2003.

6.     Stock Option Compensation

      At September 30, 2003, the Company had two stock option plans. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. Under this method, when the exercise price is less than the market price for the underlying stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The company uses the fair value method to account for nonemployee stock-based compensation.

      During the nine months ended September 30, 2003, options were granted to employees and directors at exercise prices that were less than the estimated fair value of the underlying shares of common stock as of the grant date. In accordance with APB 25, deferred compensation expense is being recognized for the excess of the estimated fair value of the Company’s common stock as of the grant date over the exercise price of the options and amortized to expense on a straight-line basis over the vesting periods of the related options, which is generally 4 years. The Company recorded compensation expense totaling $406,000 for the nine months ended September 30, 2003. As of September 30, 2003, the Company had recorded deferred compensation of $1.2 million as a component of stockholders’ equity that represents unamortized compensation expense.

      Pro forma information regarding net loss is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method available to nonpublic companies under SFAS 123 as all options were issued prior to the Company’s Initial Public Offering. Under this method, option value is determined as the excess of the fair value of the stock at the date of grant over the present value of both the exercise price (lump sum) and the expected dividend payments (annuity), each discounted at the risk-free rate, over the expected exercise life of the option. A risk-free interest rate of 3.1%, a dividend yield of 0%, and an expected life of five years were applied for all 2003 grants. The weighted-average fair value of options granted during 2003 was $1.92. For the three and nine month periods ended September 30, 2002 there was no material difference between the reported net loss and the pro forma net loss after giving effect to stock based compensation under the fair value method. The effects of applying the fair value method to the results for the three and nine months ended September 30, 2003 are as follows:

	Three months ended	Nine months ended
	September 30, 2003	September 30, 2003

	(in thousands)
Net loss attributable to common shareholders:
As reported	$(12,079)	$(45,615)
Plus: stock based compensation recognized under the intrinsic value method	163	406
Less: stock based compensation under fair value method	(177)	(434)

Pro forma net loss	$(12,093)	$(45,643)

Net loss attributable to common shareholders per common share:
As reported (basic and diluted)	$(14.35)	$(56.10)
Pro forma net loss per share (basic and diluted)	$(14.37)	$(56.14)

      Option valuation models such as the minimum value method described above require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Other Comprehensive Loss

      Total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(9,254)	$(9,155)	$(37,141)	$(22,420)
Other comprehensive income:
Foreign currency translation	435	(88)	1,312	474

Comprehensive loss	$(8,819)	$(9,243)	$(35,829)	$(21,946)

      The foreign currency translation amounts relate to our foreign subsidiaries.

8.     Recent Accounting Pronouncements

      In January 2003, FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”, which addresses the reporting and consolidation of variable interest entities as they relate to a business enterprise. The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. The requirements of FIN 46 are effective immediately for variable interest entities created after January 31, 2003 and are effective for the first reporting period after December 15, 2003 for variable interest entities created before February 1, 2003. Management believes this will not have an effect on the consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity, including redeemable preferred stock. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the interim period commencing July 1, 2003. Adoption of this statement did not have a material impact on the Company’s financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

      All statements, trend analysis and other information contained in this Form 10-Q and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” below.

Overview

      Our goal is to create a global pharmaceutical company focused on in-licensing, developing and commercializing therapeutic products for the treatment of hematology and oncology patients. We were formed in August 1999 and commenced operations in January 2000 with the completion of our first round of equity financing. To date, we have licensed the rights to four products on either a global or regional basis. Two of these products are approved for marketing and are being sold by us, one in the U.S. and the second in Europe and Australia. The other two products are in late-stage development, one of which we are currently selling in Europe on a compassionate use or named patient basis while we pursue full regulatory marketing approval.

      Our operations focus on the clinical development of our late-stage product candidates and seeking regulatory marketing approvals for those products in the U.S., Europe, Australia and certain other countries in our licensed territories, and sales and marketing activities for our marketed products, primarily in the U.S., Europe and Australia. We began generating revenues from product sales in July 2002.

Acquisition

      In March 2003, we acquired all the outstanding stock of Gophar S.A.S., the parent company of Laphal. Laphal is a French pharmaceutical company focused on the sale of orphan drugs in France and Belgium, including its own formulation of thalidomide. We paid cash in the amount of €12.2 million at closing. Two additional payments of €4.0 million will be paid if certain aggregate sales targets are achieved. Operating results for Laphal after the date of acquisition are included in our consolidated financial results as of and for the three and nine months ended September 30, 2003.

Critical Accounting Policies

Revenue Recognition

      We sell our products to wholesale distributors and directly to hospitals, clinics, and retail pharmacies. Revenue from product sales is recognized when ownership of the product is transferred to our customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Within the U.S. and certain foreign countries revenue is recognized upon shipment (freight on board shipping point) since title passes and the customers have assumed the risks and rewards of ownership. In certain other foreign countries it is common practice that ownership transfers upon receiving the product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title effectively transfers.

      We report revenue net of allowances for distributor chargebacks, product returns, rebates, and prompt-pay discounts. Significant estimates are required in determining such allowances and are based on historical data, industry information, and information from customers. If actual results are different from our estimates, we adjust the allowances in the period the difference becomes apparent.

      Certain governmental health insurance providers as well as hospitals and clinics that are members of group purchasing organizations may be entitled to price discounts and rebates on the Company’s products used by those organizations and their patients. When we record sales, we estimate the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount and book our sales net of estimated discounts. This estimate is based on historical trends and industry data on the utilization of the Company’s products.

Inventories

      Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We periodically review inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. We estimate reserves for excess and obsolete inventories based on inventory levels on hand, future purchase commitments, product expiration dates and current and forecasted product demand. If an estimate of future product demand suggests that inventory levels are excessive, then inventories are reduced to their estimated net realizable value.

Long-Lived Assets

      Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value.

Results of Operations

Comparison of the Company’s Results for the Three Months Ended September 30, 2003 and 2002.

      Net sales. Net sales totaled $7.7 million for the three months ended September 30, 2003 as compared to $2.0 million for the three months ended September 30, 2002. Net sales included $.9 million and $.4 million in the U.S. and $6.8 million and $1.6 million in Europe and other countries in the three months ended September 30, 2003 and 2002, respectively. The primary reason for the net sales growth in 2003 relates to sales of thalidomide which totaled $5.2 million for the three months ended September 30, 2003. We began selling thalidomide in France and Belgium in April 2003 following our acquisition of Laphal. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe.

      Cost of sales. Cost of sales for the three months ended September 30, 2003 totaled $2.7 million compared to $.7 million for the three months ended September 30, 2002. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the logistics costs related to selling our products. Our gross margin for the three months ended September 30, 2003 was 65% as compared to 66% for the comparable period in 2002.

      Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $5.4 million for the three months ended September 30, 2003, an increase of $.9 million over the comparable period in 2002. This increase is due primarily to increased spending on product development for azacitidine and thalidomide. Specifically, we have incurred $.6 million of expenses in the third quarter of 2003 related to the azacitidine confirmatory trial which began in July 2003.

      Selling, general and administrative expenses. Selling, general and administrative expenses totaled $7.9 million for the three months ended September 30, 2003, an increase of $2.1 million over the comparable period in 2002. Sales and marketing expenses totaled $4.5 million for the three months ended September 30,

2003, an increase of $2.1 million over the third quarter of 2002. Beginning in the second half of 2002, following the in-licensing of Refludan® and Innohep®, we established our sales organizations in the U.S., Europe, and Australia and expanded our marketing staffing to support the commercialization of these products. This resulted in a $2.7 million increase in personnel related expenses, including salaries, benefits and travel, for the three months ended September 30, 2003 over the comparable period in 2002. Marketing expenses for Innohep® and Refludan® decreased by $.9 million in the third quarter of 2003 due to the absence of product re-launch activities that were conducted for these brands in the third quarter of 2002.

      General and administrative expenses totaled $3.4 million for the three months ended September 30, 2003, which was consistent with general and administrative expenses in the comparable period in 2002. In the third quarter of 2002, we opened sales offices throughout Europe and expanded our corporate office space in the U.S. to support our U.S. and European sales and marketing infrastructure. A $.3 million decrease in facility costs experienced in the third quarter of 2003 was offset by increased product liability insurance and personnel related expenses.

      Product rights amortization. Product rights amortization totaled $.6 million for the three months ended September 30, 2003, an increase of $.4 million over the comparable period in 2002. The increase in 2003 is due primarily to the amortization of product rights acquired through the March 2003 acquisition of Laphal and the renegotiation of the rights acquired from Schering in August 2003.

      Interest and other income (expense), net. Interest and other income (expense), net, totaled ($.3) million for the three months ended September 30, 2003, a decrease of $.3 million as compared to the comparable period in 2002. This decrease is primarily due to an increase in interest expense related to the $14 million 6% convertible notes issued in April 2003.

      Income tax expense. Income tax expense totaled $40,000 for the three months ended September 30, 2003, an increase of $17,000 over the comparable period in 2002. This increase in income tax expense is due primarily to additional capital-based taxes in certain jurisdictions and an increase in the taxable income in the United Kingdom due to intercompany management fees earned for services provided to other foreign subsidiaries.

Comparison of the Company’s Results for the Nine Months Ended September 30, 2003 and 2002.

      Net sales. Net sales totaled $13.8 million for the nine months ended September 30, 2003 as compared to $2.0 million for the comparable period in 2002. Sales for the 2003 period included $2.3 million in the U.S. and $11.5 million in Europe and other countries while sales for the 2002 period included $.4 million in the U.S. and $1.6 million in Europe and other countries. We began generating sales in the third quarter of 2002 following the in-licensing of Refludan® and Innohep® and, as such, sales for the nine months ended September 30, 2002 were not significant. The commencement of thalidomide sales in 2003 following the acquisition of Laphal and the commencement of compassionate use and named patient sales in additional European countries in July 2003 resulted in an increase in net sales of $7.1 million for the nine months ended September 30, 2003.

      Cost of sales. Cost of sales totaled $7.1 million for the nine months ended September 30, 2003. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the logistics costs related to selling our products. Our gross margin for this period was 48% versus 66% for the same period in 2002. Cost of sales for the nine months ended September 30, 2003 include two charges totaling $2.1 million which reduced our gross margin for this period by 15 percentage points. One of the charges totaled $.3 million and resulted from a retroactive adjustment to the cost of Refludan® sold in 2002. Under our supply agreement for Refludan®, the manufacturer is entitled to an adjustment to the cost of product supplied based on differences between estimated and actual volumes of Refludan® product supply purchased by us during the year. We were notified of the 2002 price adjustment in the second quarter of 2003 and, as a result, recorded the charge in 2003. The second charge recorded in 2003 was a $1.8 million charge to write-off the carrying value of obsolete or short-dated Refludan® inventory.

      Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $16.9 million for the nine months ended September 30, 2003, an increase of $6.9 million over the comparable period in 2002. This increase is due primarily to higher personnel-related costs and increased spending on product development for azacitidine and thalidomide. Salaries, benefits and related costs increased by $3.0 million in the first nine months of 2003 as we increased clinical and regulatory staffing significantly in the third quarter of 2002 to support the regulatory and development work for our products. Clinical development costs for azacitidine and thalidomide increased by approximately $4.0 million in the first nine months of 2003 due primarily to increased costs for the analysis and auditing of azacitidine clinical data, manufacturing formulation development for azacitidine, costs associated with our thalidomide regulatory submissions in Europe and Australia and pursuing regulatory authorizations to sell thalidomide in Europe on a compassionate use and named patient basis.

      Selling, general and administrative expenses. Selling, general and administrative expenses totaled $25.5 million for the nine months ended September 30, 2003, an increase of $11.4 million over the comparable period in 2002. Sales and marketing expenses totaled $15.1 million for the nine months ended September 30, 2003, an increase of $8.9 million over the first nine months of 2002. In the second half of 2002, following the in-licensing of Refludan® and Innohep®, we established our sales organizations in the U.S., Europe and Australia and expanded our marketing staffing to support the commercialization of these products. This resulted in a $7.8 million increase in personnel related expenses, including salaries, benefits and travel, for the nine months ended September 30, 2003 over the comparable period in 2002. Advertising and promotional expenses also increased by $.9 million in the first nine months of 2003 to support the marketing of Innohep® and Refludan®.

      General and administrative expenses totaled $10.4 million for the nine months ended September 30, 2003, an increase of $2.5 million over the comparable period in 2002. In the second half of 2002, we opened sales offices throughout Europe and expanded our corporate office space in the U.S. to support our U.S. and European sales and marketing infrastructure. As a result of our expansion, facility and depreciation expenses increased by $.6 million in the first nine months of 2003. Salaries and benefit costs increased by $.7 million in the first nine months of 2003 as we increased corporate staffing to support our business growth. Finally, insurance costs increased by $.5 million in the first nine months of 2003, primarily for product liability insurance premiums.

      Product rights amortization. Product rights amortization totaled $1.3 million for the nine months ended September 30, 2003, an increase of $1.1 million over comparable period in 2002. The increase in 2003 is due primarily to the amortization of product rights acquired through the March 2003 acquisition of Laphal.

      Interest and other income (expense), net. Interest and other income (expense), net, totaled $28,000 for the nine months ended September 30, 2003, a decrease of $.6 million as compared to the comparable period in 2002. This decrease is primarily due to a increase in interest expense related to the $14 million 6% convertible notes issued in April 2003 and a decrease in interest income resulting from lower cash balances during the nine months ended September 30, 2003 as compared to the comparable period in 2002.

      Income tax expense. Income tax expense totaled $154,000 for the nine months ended September 30, 2003, an increase of $94,000 over the comparable period in 2002. This increase in income tax expense is due primarily to additional capital-based taxes in certain jurisdictions and an increase in the taxable income in the United Kingdom due to intercompany management fees earned for services provided to other foreign subsidiaries.

Liquidity and Capital Resources

      Since our inception, we have incurred significant losses and as of September 30, 2003, we had an accumulated deficit of $106.2 million. We have not yet achieved profitability, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our regulatory and development and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. As of September 30, 2003, we had cash and cash equivalents of $23.5 million. To date, our operations have been funded primarily with proceeds from the sale of preferred stock and the issuance of convertible notes. Net proceeds from our preferred stock sales totaled $125.0 million and, in April 2003, we raised $14.0 million from the issuance of convertible notes. We began generating revenue from product sales in July 2002.

      Cash and cash equivalents decreased from $62.6 million at December 31, 2002 to $23.5 million at September 30, 2003. This $39.1 million decrease is due to cash used to fund operations of $38.0 million and net cash of $15.2 million used to acquire Laphal and fund capital expenditures and the acquisition of product rights. These uses of cash were partially offset by $14 million of proceeds from the issuance of convertible notes.

      On November 12, 2003, subsequent to the end of the Company’s third fiscal quarter reported on herein, we closed our IPO at a price to the public of $14.00 per share. We sold 6,000,000 shares of our common stock in the offering and the aggregate price of the offering registered on our behalf was $84.0 million. In connection with the offering, we paid $5.9 million in underwriting discounts and commissions to underwriters and incurred an estimated $1.9 million in other offering expenses. After deducting the underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $76.2 million. Immediately prior to the closing of our IPO, all outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock. The proceeds of the IPO and the conversion of our preferred stock to common stock are not reflected in the accompanying consolidated financial statements as of September 30, 2003.

      We expect that our cash on hand at September 30, 2003 and the proceeds of our IPO that closed November 12, 2003, along with cash generated from expected product sales, will be adequate to fund our operations for the next twelve months. In the event that we make additional product acquisitions, we expect that we may need to raise additional funds. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or from borrowings. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations

      Commitments. The following table summarizes our long-term commitments as of September 30, 2003, including commitments pursuant to debt agreements, product licensing agreements and lease obligations (amounts in millions).

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years

Convertible notes	$14.0	$—	$—	$14.0	$—
Product and company acquisition payments	9.0	4.0	5.0	—	—
Clinical development funding	6.0	3.3	2.7	—	—
Operating leases	6.2	1.7	2.8	1.3	.4

Total — fixed contractual obligations	$35.2	$9.0	$10.5	$15.3	$.4

      The above amounts do not include contractual obligations related to our product supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.

      Convertible notes. In April 2003, we issued $14 million of 6% convertible notes due April 2008. Interest on the notes is compounded semi-annually and paid annually. The notes are convertible into shares of our common stock at a conversion price of $11.00 per share. We have the right to call the notes if shares of our common stock trade on a public market at a price of $15.00 per share or more for 20 consecutive days.

      Product and company acquisition payments. We have future payment obligations associated with our acquisition of Laphal and our licensing of Refludan®. Certain of these payments are fixed and determinable while the timing and amount of others are contingent upon future events such as achieving revenue milestones. Under the terms of our agreements with Schering relating to the licensing of Refludan®, we are obligated to an aggregate of $9.0 million of fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005 and a royalty of 14% of our net sales commencing in January 2004 and up to $7.5 million of contingent payments described below.

      Clinical development funding. We have entered into an agreement with Celgene to provide funding to support clinical development studies sponsored by Celgene analyzing thalidomide as a treatment for various types of cancers. Under our agreement, we will pay Celgene $1.0 million in the last quarter of 2003, $3.0 million in 2004 and $2.0 million in 2005.

      Operating leases. Our commitment for operating leases relates to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These leases expire on various dates through 2008.

      Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with generally accepted accounting principles in the United States of America, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, in addition to the $9.0 million of fixed payments required, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan® are achieved. The terms of our Laphal acquisition require two additional payments of €4.0 million each, or an aggregate of $9.3 million based on foreign currency exchange rates as of September 30, 2003, if Laphal’s products achieve future revenue milestones.

RISK FACTORS

      The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

Risks Related To Our Business

We have a history of net losses, and may not achieve or maintain profitability.

      We have incurred net losses since our inception, including a net loss of $37.1 million for the nine months ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of $106.2 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. We will need to generate significantly greater revenues to achieve and then maintain profitability. As a result, we are unsure when we will become profitable, if at all. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

We have a limited operating history.

      We have a limited operating history. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in the early stage of development. As an early-stage company, we have yet to fully prove our business plan. We have not yet achieved full regulatory approval for Thalidomide Pharmion 50mg or Vidaza, and our revenues to date from sales of our products have not been significant.

We may not receive regulatory approvals for Thalidomide Pharmion 50mg or Vidaza or approvals may be delayed.

      Our ability to fully commercialize Thalidomide Pharmion 50mg is subject to regulatory approval by governmental authorities in Europe and our other markets, while our ability to commercialize azacitidine, which we intend to market as Vidaza, is subject to regulatory approval by governmental authorities in the U.S., Europe and elsewhere. We cannot assure you that the results of the clinical trials conducted, we intend to conduct or we are required to conduct for Thalidomide Pharmion 50mg and Vidaza will support our applications for regulatory approval. The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market, and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure regulatory approval to commercialize a product. Some companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. We will not be able to market Thalidomide Pharmion 50mg or Vidaza in any country where the drug is not approved, and if Thalidomide Pharmion 50mg or Vidaza is not approved for sale in any market where we have acquired rights to the product, we will only be able to sell it in such market, if at all, on a compassionate use or named patient basis, which may limit sales and revenues.

Thalidomide’s history of causing birth defects may prevent it from becoming commercially successful.

      At the time thalidomide first came on the market in the late 1950’s and into the early 1960’s, it was not known that the drug could cause birth defects in babies born to women who had taken the drug while pregnant. Although no proper census was ever taken, it has been estimated that there were between 10,000 and 20,000 babies born with birth defects as a result of thalidomide. The majority of these births were in the U.K. and Germany, two of our largest target markets for sales of Thalidomide Pharmion 50mg. As a result, thalidomide’s historical reputation in our target markets may present a substantial barrier to its market acceptance. Thalidomide’s potential for causing severe birth defects and its negative historical reputation may limit the extent of its market acceptance among both doctors and patients, despite the efficacy that it has been proven to have in patients afflicted with a number of different diseases. In addition, any report of a birth defect attributed to the current use of thalidomide could result in a material decrease in our sales of thalidomide, and may result in the forced withdrawal of thalidomide from the market.

We may not be able to obtain sufficient product liability insurance on commercially reasonable terms or with adequate coverage for Thalidomide Pharmion 50mg.

      Historically, the vast majority of product liability insurers have been unwilling to write any product liability coverage for thalidomide. Although we currently have product liability coverage for Thalidomide Pharmion 50mg that we believe is appropriate, if our sales of this product grow in the future, our current coverage may be insufficient. We may be unable to obtain additional coverage on commercially reasonable terms if required, or our coverage may be inadequate to protect us in the event claims are asserted against us. In addition, we might be unable to renew our existing level of coverage if there were a report of a birth defect attributable to the current use of thalidomide, whether or not sold by us.

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are important to our business.

      We license commercialization rights to products and technology that are important to our business, and we expect to enter into similar licenses in the future. For instance, we acquired our first four products through exclusive licensing arrangements. Under these licenses we are subject to commercialization and development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. In particular, if we fail to obtain the required regulatory approvals to market and sell thalidomide in the U.K. by November 2006, Celgene Corporation has the right to terminate their license agreement with us on thirty days notice. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results.

Our failure to successfully acquire, develop and market additional product candidates or approved products would impair our ability to grow.

      As part of our growth strategy, we intend to acquire, develop and market additional products and product candidates. Because we neither have, nor currently intend to establish, internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates and products. To date, we have in-licensed rights to four products, and our only product acquisitions have been those associated with our acquisition of Laphal.

      Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the Food and Drug Administration, or the FDA, and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any products that we develop or acquire that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

      Proposing, negotiating and implementing an economically viable acquisition is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

Even if U.S. and European regulatory authorities approve Vidaza for the treatment of the diseases we are targeting, Vidaza may not be commercially successful.

      Even if Vidaza receives regulatory approval, patients and physicians may not readily accept it, which would limit its sales. Acceptance will be a function of Vidaza being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to currently existing or future treatments. In addition, even if Vidaza does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than Vidaza or render Vidaza obsolete.

We face substantial competition, which may result in others commercializing competing products before or more successfully than we do.

      Our industry is highly competitive. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for our products. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialized pharmaceutical companies and biotechnology firms, universities and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer or less costly than our existing products or products that are being developed by us, or may obtain regulatory approval for products before we do. Clinical development by others may render our products or product candidates noncompetitive.

      Other pharmaceutical companies may develop generic versions of our products that are not subject to patent protection or otherwise subject to orphan drug exclusivity or other proprietary rights. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in revenue from our products.

      The primary competition for our products currently are:

•	Thalidomide Pharmion 50mg: Velcade™, from Millenium Pharmaceuticals Inc., and Revimid™, from Celgene Corporation;

•	Vidaza: Thalomid® and Revimid™, each from Celgene, and Decitabine, from Supergen Inc.;

•	Innohep®: Lovenox®, from Aventis, and Fragmin®, from Pharmacia Corporation; and

•	Refludan®: Argatroban, from GlaxoSmithKline plc.

                  If the third party manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

      We do not manufacture any of our products or product candidates and we do not plan to develop any capacity to do so. We have contracted with third-party manufacturers to manufacture each of our four products. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers may not perform as agreed or may terminate their agreements with us.

      We do not have alternate manufacturing plans in place at this time. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our products.

      Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of our products or product candidates, entail higher costs and result in our being unable to effectively commercialize our products. Furthermore, if our third-party manufacturers failed to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we were unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenues.

Our failure to raise additional funds in the future may affect the development and sale of our products.

      Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the next 24 months. The development and approval of our product candidates and the acquisition and development of additional products or product candidates by us, as well as the expansion of our sales, marketing and regulatory organizations, will require a commitment of substantial funds. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.

      We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and marketable securities as of the consummation of this offering will be sufficient to fund our operations for the foreseeable future. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

      Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our senior management, especially Patrick J. Mahaffy, our President and Chief Executive Officer, and Judith A. Hemberger, our Executive Vice President and Chief Operating Officer, whose services are critical to the successful implementation of our product acquisition, development and regulatory strategies. If we lose their services or the services of one or more of the other members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. We are not aware of any present intention of any of these individuals to leave our company. Although we have non-compete agreements with Mr. Mahaffy and Dr. Hemberger, we do not have employment agreements with either of them. We do not maintain material amounts of key person life insurance on any of the members of our senior management. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel.

Our sales of Refludan® may be limited as a result of concerns about its safety.

      In September 2002, following guidance from the EMEA, Schering AG, from whom we license Refludan®, issued a warning letter to doctors in Germany regarding the incidence of anaphylaxis, a severe allergic reaction, in approximately a dozen patients treated with Refludan® in both the U.S. and Europe, five of which cases resulted in fatalities. Although the possibility of anaphylaxis from Refludan® is a known possible reaction and is indicated in the product’s label, the occurrences referenced in the warning letter appeared to be at a higher frequency than had previously been reported. We believe that the growth potential for sales of Refludan® was negatively impacted by the issuance of the warning letter, and that as a result sales may not increase above their current levels.

We have only limited patent protection for our current products, and we may not be able to obtain, maintain and protect proprietary rights necessary for the development and commercialization of our products or product candidates.

      Our commercial success will depend in part on obtaining and maintaining a strong proprietary position for our products both in the U.S., Europe and elsewhere. Of our four current products, only Thalidomide Pharmion 50mg and Refludan® currently have any patent protection under issued patents. As a result, we must rely in large part on orphan drug exclusivity, trade secrets, process patents, know-how and continuing technological innovations to protect our intellectual property and to enhance our competitive position. Even if we are granted orphan drug exclusivity, competitors are not prohibited from developing or marketing different drugs for an indication. As a result, the competitive advantage gained by orphan drug exclusivity can be overcome by other products. Until we are granted a marketing authorization, while we are selling Thalidomide Pharmion 50mg on a compassionate use and named patient basis, we do not have orphan drug exclusivity, which means competitors may sell thalidomide in our markets. In particular, we are aware of a company based in Switzerland that is seeking to sell thalidomide in certain of our markets without a risk management program.

      We also rely on protection derived from trade secrets, process patents, know-how and technological innovation. To maintain the confidentiality of trade secrets and proprietary information, we generally seek to enter into confidentiality agreements with our employees, consultants and collaborators upon the commencement of a relationship with us. However, we may not obtain these agreements in all circumstances. In addition, adequate remedies may not exist in the event of unauthorized use or disclosure of this information. The loss or exposure of our trade secrets, know-how and other proprietary information could harm our operating results, financial condition and future growth prospects. Furthermore, others may have developed, or may develop in the future, substantially similar or superior know-how and technology.

      We intend to seek patent protection whenever it is available for any products or product candidates we acquire in the future. However, any patent applications for future products may not issue as patents, and any patent issued on such products may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents which have been issued on products we may acquire in the future may not be sufficiently broad to prevent third parties from commercializing competing products. In addition, the laws of various foreign countries in which we compete may not protect the intellectual property on which we may rely to the same extent as do the laws of the U.S. If we fail to obtain adequate patent protection for our products, our ability to compete could be impaired.

Fluctuations in our operating results could affect the price of our common stock.

      Our operating results may vary significantly from period to period due to many factors, including the amount and timing of sales of our products, the availability and timely delivery of a sufficient supply of our products, the timing and expenses of preclinical and clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement and the timing of regulatory submissions and approvals. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

We may undertake acquisitions in the future and any difficulties from integrating such acquisitions could damage our ability to attain or maintain profitability.

      We may acquire additional businesses, products or product candidates that complement or augment our existing business. To date, our only experience in acquiring and integrating a business involved our acquisition of Laphal in March 2003. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Moreover, we may need to raise additional funds through public or private debt or equity financing to make acquisitions, which may result in dilution for stockholders and the incurrence of indebtedness.

Our business is subject to economic, political, regulatory and other risks associated with international sales and operations.

      Since we sell our products in Europe, Australia and many additional countries, our business is subject to risks associated with conducting business internationally. We anticipate that revenue from international operations will continue to represent a substantial portion of our total revenue. In addition, a number of our suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

•	difficulties in compliance with foreign laws and regulations;

•	changes in foreign regulations and customs;

•	changes in foreign currency exchange rates and currency controls;

•	changes in a specific country’s or region’s political or economic environment;

•	trade protection measures, import or export licensing requirements or other restrictive actions by the U.S. or foreign governments;

•	negative consequences from changes in tax laws;

•	difficulties associated with staffing and managing foreign operations;

•	longer accounts receivable cycles in some countries; and

•	differing labor regulations.

Risks Related To Our Industry

Our ability to generate revenue from our products will depend on reimbursement and drug pricing policies and regulations.

      Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, product candidates. We cannot be sure that reimbursement in the U.S., Europe or elsewhere will be available for any products we may develop or, if already available, will not be decreased or eliminated in the future. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products, and may not be able to obtain a satisfactory financial return on our products.

      Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could harm our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect this legislation or regulation would have on our business. In the event that governmental authorities enact legislation or adopt regulations which affect third-party coverage and reimbursement, demand for our products may be reduced thereby harming our sales and profitability.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

      The clinical testing and commercialization of pharmaceutical products involves significant exposure to product liability claims. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we were ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be harmed.

If our promotional activities fail to comply with the regulations and guidelines of the various relevant regulatory agencies, we may be subject to warnings or enforcement action that could harm our business.

      Physicians may prescribe drugs for uses that are not described in the product’s labeling for uses that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses, but in some countries outside of the E.U. they may disseminate to physicians articles published in peer-reviewed journals, like The New England Journal of Medicine and The Lancet, that discuss off-label uses of approved products. To the extent allowed, we may disseminate peer-reviewed articles on our products to our physician customers. We believe our promotional activities are currently in compliance with the regulations and guidelines of the various regulatory authorities. If, however, our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if the discussion of off-label use in peer-reviewed journals, or the dissemination of these articles, is prohibited, it may harm demand for our products.

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.

      The testing, development and manufacturing of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and elsewhere. These regulations govern or affect the testing, manufacture, safety, labelling, storage, record-keeping, approval, advertising and promotion of our products and product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow us to enter into supply contracts. Regulatory authorities typically have the authority to withdraw approvals that have been previously granted.

      The regulatory requirements relating to the manufacturing, testing, and marketing of our products may change from time to time. For example, at present, member states in the E.U. are in the process of incorporating into their domestic laws the provisions contained in the E.U. Directive on the implementation of good clinical practice in the conduct of clinical trials. The Directive imposes more onerous requirements in relation to certain aspects of the conduct of clinical trials than are currently in place in many member states. This may impact our ability to conduct clinical trials and the ability of independent investigators to conduct their own research with support from us. In addition, the E.U. rules concerning the authorization of medicinal products are in the process of being amended. We do not expect the new rules to apply until 2005. The final rules are not yet available and as such the impact on our business cannot be known at this time.

Risks Related to Our Common Stock

If a significant number of shares of our common stock are sold into the market, the market price of our common stock could significantly decline, even if our business is doing well.

      Our employees, officers and directors may elect to sell their shares of our common stock or exercise their stock options in order to sell the stock underlying their options in the market. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Officers, directors and stockholders owning an aggregate of approximately 17,915,771 shares, have agreed, subject to exceptions, that they will not, without the prior written consent of the underwriters, directly or indirectly sell any of these shares, or exercise any of their options and warrants, for 180 days after November 5, 2003, but these agreements can be waived by the underwriters in their sole discretion

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a change in control or management of Pharmion.

      Our amended and restated certificate of incorporation and bylaws contain provisions which could delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors, each of which certificate of incorporation provisions can only be amended or repealed upon the consent of 80% of our outstanding shares. Our amended and restated certificate of incorporation allows our board of directors to issue up to 10,000,000 shares of preferred stock. The board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock, for example by adopting a stockholders’ rights plan.

      Our amended and restated certificate of incorporation also provides that the members of the board are divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws do not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our Chief Executive Officer, Chairman of the Board or a majority of the board of directors are able to call special meetings. The staggering of directors’ terms of office and the limitation on the ability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the board of directors should they desire to do so. Since management is appointed by the board of directors, any inability to effect a change in the board may result in the entrenchment of management. The bylaws also require that stockholders give advance notice to our Secretary of any nominations for director or other business to be brought by stockholders at any stockholders’ meeting. These provisions may delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.

      We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203, “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

      We only recently completed our IPO. Prior to this offering, you could not buy or sell our common stock publicly. An active trading market for our common stock may not continue to develop or be sustained.

      Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of clinical trial results or new products;

•	changes in our growth rates or our competitors’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our products;

•	public concern as to the safety of our products;

•	changes in health care, drug pricing or reimbursement policies in a country where we sell our products;

•	our inability to raise additional capital;

•	conditions of the pharmaceutical industry or in the financial markets or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the pharmaceutical industry generally.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

      Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 68.7% of our common stock. Accordingly, they collectively will have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We currently invest our excess cash balances in money market accounts that are subject to interest rate risk. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

      The interest rate on our convertible notes is fixed and, as such, our interest expense is not impacted by changes in interest rates.

      We are exposed to movements in foreign exchange rates against the U.S. dollar for inter-company trading transactions and the translation of net assets and earnings of non-U.S. subsidiaries. Our primary operating currencies are the U.S. dollar, U.K. pound sterling, the euro, and Swiss francs. We have not undertaken any foreign currency hedges through the use of forward foreign exchange contracts or options. Foreign currency exposures have been managed solely through managing the currency denomination of our cash balances.

Item 4.	Controls and Procedures

      We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute assurance that the design will succeed in achieving its stated goals.

      In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      None.

Item 2.	Changes in Securities and Use of Proceeds

a)	Modification of Rights of Registered Securities. None.

b)	Limitation of Rights of Registered Securities. None.

      c) Sales of Unregistered Securities. During the three month period ended September 30, 2003, we issued and sold 17,193 shares of our common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), to our employees upon the exercise of options for cash consideration with an aggregate exercise price of $22,852. During the same period, we granted options to purchase 18,750 shares of common stock at an exercise price of $2.40 per share. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

      (d) Use of Proceeds from Registered Securities.

(1) Our Registration Statement on Form S-1 (Reg. No. 333-108122) was declared effective by the SEC on November 5, 2003.

(2) The offering commenced as of November 6, 2003.

(3) The offering did not terminate before any securities were sold.

(4) (i) As of the date of the filing of this report, the offering has terminated and all 6,000,000 shares of the Company’s common stock registered were sold.

(4) (ii) The managing underwriters of the offering were Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Pacific Growth Equities, LLC and U.S. Bancorp Piper Jaffray Inc.

(4) (iii) We registered shares of our common stock in the offering under the Securities Act of 1933, as amended.

(4) (iv) All 6,000,000 shares of the Company’s common stock registered in the offering were sold at the IPO price per share of $14.00. The aggregate purchase price of the offering was $84,000,000.

(4) (v) We incurred total expenses in connection with the offering of $7.8 million, which consisted of direct payments of: (i) $1.6 million in legal, accounting and printing fees; (ii) $5.9 million in underwriters’ discounts, fees and commissions; and (iii) $.3 million in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(4) (vi) The net offering proceeds to us after deducting total expenses were $76.2 million.

(4) (vii) As of September 30, 2003, we had not completed the IPO. As of November 12, 2003 we completed the offering. The net offering proceeds have been invested into short-term investment-grade securities and money market accounts. None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

(4) (viii) There has been no material change in the planned use of proceeds as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      In September 2003, we sent a written consent to our stockholders requesting consent to the taking of the following actions in connection with the IPO: (1) the approval and adoption of a Certificate of Amendment to our Restated Certificate of Incorporation so as to effect a reverse stock split prior to the IPO, (2) the approval and adoption of our Restated Certificate of Incorporation to become effective following the closing of our IPO, (3) the approval and adoption of our Amended and Restated Bylaws to become effective upon the closing of our IPO, and (4) the approval and adoption of an amendment to our 2000 Stock Incentive Plan and our 2001 Non-Employee Director Stock Option Plan to allow for automatic annual share increases. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on September 23, 2003.

      A total of 17,668,872 shares of our stock out of 17,929,223 shares issued and outstanding as of September 8, 2003, including 16,815,636 shares out of 17,030,948 shares of our Series A, Series B and Series C preferred stock issued and outstanding, voted in favor of these matters.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PHARMION CORPORATION

By:	/s/ PATRICK J. MAHAFFY

President and Chief Executive Officer
(Principal Executive Officer)

Date: December 19, 2003

PHARMION CORPORATION

By:	/s/ ERLE T. MAST

Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: December 19, 2003

INDEX

Exhibit No.	Description

31.1	Certification of principal executive officer required by Rule 13a-14(a).
31.2	Certification of principal financial officer required by Rule 13a-14(a).
32.1	Section 1350 Certification.