Form 10-K
period 2003-12-31
PHARMION CORP
filed 2004-03-26
CIK 1203866

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

for the fiscal year ended December 31, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number 000-50447

Pharmion Corporation

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1521333 (I.R.S. Employer Identification No.)
2525 28th Street, Suite 200
Boulder, Colorado 80301
(720) 564-9100
(Address, including zip code, and telephone number,
including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock $.001 Par Value
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).     Yes ☐          No ☑

      There was no established public trading market for the Registrant’s Common Stock as of the last business day of the Registrant’s most recently completed second fiscal quarter.

      As of March 25, 2004, there were 25,293,930 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

PART I

      Unless the context requires otherwise, references in this report to “Pharmion,” the “Company,” “we,” “us,” and “our” refer to Pharmion Corporation.

      All statements, trend analysis and other information contained in this Form 10-K and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Although we may elect to update forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

Item 1.	Business

Overview

      We are creating a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to serve the hematology and oncology markets in 20 additional countries throughout the Middle East and Asia. To date, we have acquired rights to two marketed products, Innohep® and Refludan®. We also have two products, Thalidomide Pharmion 50mg and Vidaza, in registration that we believe represent significant market opportunities. With our combination of regulatory, development and commercial capabilities, we intend to continue to build a balanced portfolio of approved and pipeline products targeting the hematology and oncology markets.

      Our current product portfolio consists of the following four products:

•	Thalidomide Pharmion 50mg (thalidomide) — Thalidomide has become a standard of care for the treatment of relapsed and refractory multiple myeloma, a cancer of the plasma cells in the bone marrow. We have licensed the marketing rights to thalidomide from Celgene Corporation and Penn T Limited for all countries outside of North America and certain Asian markets. We began selling thalidomide in Europe on a compassionate use or named patient basis under a stringent risk management program in the third quarter of 2003 while we actively seek full regulatory approval for this drug in Europe and several additional countries. In the fourth quarter of 2003, Thalidomide Pharmion 50mg was approved as a treatment for relapsed and refractory multiple myeloma and erythema nodosum leprosum, or ENL, in Australia and New Zealand. These approvals were the first regulatory approval of thalidomide for the treatment of multiple myeloma anywhere in the world.

•	Vidaza (azacitidine) — Vidaza is the subject of a completed and published Phase III study indicating its safety and efficacy in the treatment of myelodysplastic syndromes, or MDS, a bone marrow disorder characterized by the production of abnormally functioning, immature blood cells. We obtained worldwide rights to this product from Pharmacia & Upjohn Company, now a part of Pfizer, Inc. We submitted a New Drug Application, or NDA, to the Food and Drug Administration, or FDA, for Vidaza in December 2003 and anticipate making comparable filings in Europe and Australia later this year. In February 2004, the FDA accepted for filing, and granted Priority Review classification to, our Vidaza NDA. Priority Review status of the NDA reduces the standard FDA response time to six months, and targets an agency response on or before June 29, 2004. In connection with these submissions in the fourth quarter of 2003, we initiated a confirmatory study of Vidaza in MDS, which will be one of the largest studies in MDS to date.

•	Innohep® (tinzaparin) — Innohep® is a low molecular weight heparin approved in the U.S. for the treatment of deep vein thrombosis, or DVT, which occurs when a blood clot develops in the deep veins of the legs. We obtained the U.S. rights to this product from LEO Pharma A/S, which markets Innohep® in Europe and several additional countries. We relaunched Innohep® as a treatment for DVT in cancer patients in the fourth quarter of 2002, and used this drug to establish our U.S. sales and marketing organization.

•	Refludan® (lepirudin) — Refludan® is an antithrombin agent approved in the U.S., Europe and several additional countries for the treatment of heparin-induced thrombocytopenia, or HIT, an allergic, adverse immune response to heparin, resulting in an absence of sufficient cell platelets to enable blood clotting. We obtained rights to this product in all countries outside of the U.S. and Canada from Schering AG. We began selling Refludan®in Europe and Australia in the third quarter of 2002, and used this drug to establish our European and Australian sales and marketing organizations.

      We were incorporated in Delaware in August 1999 and commenced operations in January 2000. Our principal executive offices are located at 2525 28th Street, Boulder, Colorado 80301, and our telephone number is (720) 564-9100. Our website is located at www.pharmion.com. The reference to our website does not constitute incorporation by reference of the information contained on our website into this annual report on Form 10-K.

      Our periodic and current reports, and all amendments to those reports, are available free of charge, on our website at www.pharmion.com, as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the Securities and Exchange Commission.

Our Strategy

      We believe that there are significant opportunities available for a global pharmaceutical company with a focus on the hematology and oncology markets. Our strategy for taking advantage of these opportunities includes the following key elements:

      Focusing on the hematology and oncology markets. We focus on the hematology and oncology markets for several reasons. The hematology and oncology markets are characterized by a number of disorders with high rates of recurrence and a limited response from current therapies or treatments, many of which include severe side effects. New hematology and oncology product candidates addressing unmet medical needs or providing a superior safety profile are frequently the subject of expedited regulatory reviews and, if approved and effective, can experience rapid adoption rates. While the overall global hematology and oncology markets are substantial, many drugs directed at hematology and oncology patients treat relatively small patient populations or subsets of patients with a specific cancer type. Because large, multinational pharmaceutical companies are increasingly seeking products with very large revenue potential, they often do not devote resources to develop drugs they discover with the potential to treat these patient populations, presenting us the opportunity to acquire, develop and market these drugs. There are also a large number of emerging biotechnology companies doing research in hematology and oncology, many of which do not have the global commercial and regulatory capabilities that we have. We believe we can be a regional or global partner for these companies, particularly for compounds that target smaller patient populations. There are approximately 11,000 hematologists and oncologists practicing in each of the U.S. and Europe. In addition, a small number of opinion leaders significantly influence the types of drugs prescribed by this group of physicians. We believe that we can effectively reach the hematology and oncology markets with a relatively small sales organization focused on these physicians and opinion leaders.

      Expanding and leveraging our global sales and marketing capabilities. We believe that our U.S., European and Australian sales and marketing organizations, combined with our distributor network in other countries, distinguish us from other pharmaceutical companies of our size. In each of these markets, we are continuing to develop highly-trained sales forces that target the hematology and oncology communities in conjunction with medical education specialists focused on advocate development, educational forums, clinical data publications and clinical development strategies. The licensing of Refludan® and Innohep® were strategically important as they provided the means for us to establish our current sales and marketing organizations. Having these teams in place calling on key hematologists and oncologists will facilitate the commercial launch of our two drugs in registration and makes us a more attractive partner for companies with drugs targeted to this group of physicians. We expect to expand the size of our sales force as we increase sales of Thalidomide Pharmion 50mg in Europe and as needed to support the launch of Vidaza and products licensed in the future from other companies. By managing the global sales and marketing of our products on our own and with our partners, we believe we can provide uniform marketing programs and consistent product positioning and labeling. In addition, we seek consistent pricing across these markets to maximize the commercial potential of our products and reduce the risk of parallel imports and reimportation.

      Leveraging our global regulatory expertise. We have assembled a team of highly-experienced regulatory professionals with multinational expertise in obtaining regulatory approvals for new drugs and maintaining compliance with the regulations governing the sales, marketing and distribution of pharmaceutical products. While some early stage biotechnology and pharmaceutical companies have developed regulatory capabilities in the country in which they are located, we have built an organization with multinational regulatory expertise. We believe our regulatory experience enables us to devise time and cost-efficient strategies to obtain regulatory approvals for new drugs, and to choose the regulatory pathway that allows us to get a product to market as quickly as possible. We can use our resources efficiently to generate a regulatory submission that can be used in multiple jurisdictions. Our global regulatory expertise is an essential element of effectively evaluating and developing late-stage product candidates. We believe that this provides us with a competitive advantage in attracting biotechnology and pharmaceutical companies with products in development that they want to out-license.

      Acquiring attractive late-stage development or approved products. We intend to continue to acquire or in-license rights to late-stage development and approved products to more fully exploit our regulatory, sales and marketing capabilities. We are focused on acquiring products that satisfy significant unmet medical needs and that provide us with a period of sales, regulatory or geographic exclusivity.

Our Products

      Our product portfolio is focused on addressing unmet needs in the hematology and oncology markets. We believe these markets present us with significant commercial opportunities. Our current product portfolio consists of the following:

Product	Disease/Indication	Phase of Development	Licensor	Licensed Territory

Thalidomide Pharmion 50mg (thalidomide)	• Relapsed and refractory multiple myeloma	In registration in Europe and approved in Australia and New Zealand; recently initiated compassionate use and named patient sales in Europe	Celgene Corporation and Penn T Limited	All countries outside North America, Japan, China, Taiwan and Korea
	• Newly-diagnosed multiple myeloma	Phase III study — ongoing

Product	Disease/Indication	Phase of Development	Licensor	Licensed Territory

Vidaza (azacitidine)	• Myelodysplastic syndromes	In registration in the U.S. with a Subpart H NDA priority review granted. Pre- registration in Europe	Pharmacia & Upjohn Company (Pfizer, Inc.)	Global rights
Innohep® (tinzaparin)	• Deep vein thrombosis with or without pulmonary embolisms	Marketed	LEO Pharma A/S	U.S.
Refludan® (lepirudin)	• Heparin-induced thrombocytopenia type II	Marketed	Schering AG	All countries outside North America

Thalidomide Pharmion 50mg

      In November 2001, we entered into agreements with Celgene Corporation and Penn T Limited to obtain the exclusive marketing and distribution rights to Celgene’s formulation of thalidomide, Thalomid®, in all countries outside of North America, Japan, China, Taiwan and Korea. Under the agreement with Celgene, we also obtained an exclusive license in our territory to utilize Celgene’s current and future thalidomide-related patents, including its patented System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S.® program, and its current and future thalidomide-related dossiers, including clinical and pharmaceutical formulation data. We recently began selling thalidomide on a compassionate use and named patient basis in Europe while we actively seek full regulatory approval for this drug in Europe and several additional countries. In the fourth quarter of 2003, Thalidomide Pharmion 50mg was approved as a treatment for relapsed and refractory multiple myeloma and ENL in Australia and New Zealand. These approvals were the first regulatory approval of thalidomide for multiple myeloma anywhere in the world. In our markets, we sell Thalomid® as Thalidomide Pharmion 50mg and we call the Celgene S.T.E.P.S.® program the Pharmion Risk Management Program, or PRMP.

      Since acquiring these rights from Celgene and Penn, we have undertaken the following activities to commercialize thalidomide in Europe and our additional markets:

•	Filed marketing authorization applications — Beginning in March 2002, we submitted marketing authorization applications to the European Agency for the Evaluation of Medicinal Products, or the EMEA, and the Therapeutic Goods Administration, or the TGA, in Australia and to regulatory authorities in New Zealand, South Africa, Saudi Arabia and Turkey. We are seeking approval for thalidomide as a treatment for relapsed and refractory multiple myeloma and for ENL. In the fourth quarter of 2003, Thalidomide Pharmion 50mg was approved in Australia and New Zealand for these indications.

•	Acquired Laphal Développement, S.A. — In March 2003, we acquired Laphal, the only other company that has submitted a marketing authorization application for thalidomide in Europe. In addition, Laphal was selling its formulation of thalidomide on a compassionate use or named patient basis in France, Belgium and Luxembourg, and we are continuing to sell thalidomide in these markets on a compassionate use or named patient basis.

•	Assumed Penn’s compassionate use and named patient sales in the U.K., Ireland and Denmark — Under our initial license agreement with Penn, they were permitted to continue compassionate use and named patient sales of their formulation of thalidomide in the U.K., Ireland and Denmark until we received a marketing authorization from the EMEA. In June 2003, Penn agreed to discontinue its sales of thalidomide in these countries and we initiated sales of Thalidomide Pharmion 50mg on a compassionate use or named patient basis in these countries.

•	Initiated compassionate use and named patient sales in Europe — In late June 2003, we began compassionate use and named patient sales in the markets previously served by Grünenthal Group, the original manufacturer of thalidomide. Through June 2003, Grünenthal distributed thalidomide free of charge in all European markets, except for those served by Laphal and Penn. In June 2003, Grünenthal announced that it would no longer be providing thalidomide due to the exhaustion of its supply and it referred healthcare professionals seeking thalidomide supply to us.

•	Developed and implemented the Pharmion Risk Management Program — Given thalidomide’s history and risk, the development of the PRMP was a critical element to our planned commercialization of thalidomide and enrollment is obligatory for all patients receiving the drug. Shortly after our acquisition of the thalidomide rights from Celgene in 2001, we began to develop the PRMP consistent with Celgene’s S.T.E.P.S. This process included the development of software and educational materials in 15 languages for use by physicians, pharmacists and patients throughout Europe and our other markets. We implemented PRMP in June 2003 in connection with the commencement of our compassionate use and named patient sales.

      Thalidomide was developed in the late 1950’s as an oral, non-barbiturate sedative and was prescribed throughout Europe for use as a sleep aid and for the treatment of morning sickness in pregnancy. Shortly thereafter, use of thalidomide was found to be associated with severe birth defects and it was virtually withdrawn from the worldwide market, without ever receiving approval in the U.S. In 1964, thalidomide was discovered to be effective in the treatment of ENL, which is an inflammatory complication of leprosy. As a result, thalidomide remained in use as a treatment for ENL. In the 1990s, it was further discovered to act as an anti-angiogenic agent, which is an agent that prevents the formation of new blood vessels. Since many types of tumors are associated with the formation of new blood vessels, physicians began to explore thalidomide’s use as a treatment to prevent the growth of tumor-associated blood vessels on the theory that this would result in starvation of the tumor.

      In 1998, Celgene’s Thalomid® was approved in the U.S. for the treatment of acute cutaneous manifestations of moderate to severe ENL and as maintenance therapy for prevention and suppression of cutaneous manifestation recurrences. Thalomid® was the first drug approved by the FDA under a special “restricted distribution for safety regulation.” In connection with FDA approval, given the known propensity of thalidomide for causing birth defects, Celgene developed its patented S.T.E.P.S.® program, which is a comprehensive compliance and risk management program designed to support the safe and appropriate use of Thalomid® by ensuring that women of child-bearing potential do not come into contact with Thalomid®. While the treatment of ENL is the only currently approved indication for thalidomide in the U.S., the drug is used primarily in the treatment of multiple myeloma and other forms of cancer, including renal cell carcinoma, which is a cancer of the kidneys, glioblastoma, which is a cancer of the brain, and colon cancer.

      Multiple myeloma is the second most common hematological cancer after non-Hodgkin’s lymphoma. It is a cancer of the plasma cells in the bone marrow, which is characterized by lytic bone lesions or the production of elevated levels of M-protein, an abnormal monoclonal antibody, in the blood or urine of patients. The symptoms of multiple myeloma include painful bone deterioration, bone marrow failure (anemia, leukopenia and thrombocytopenia), plasma cell leukemia, infections, kidney damage or failure and hyperviscosity of the blood. Although the median age of onset of multiple myeloma is 65 to 70 years of age, according to the Multiple Myeloma Research Foundation, recent statistics indicate both increasing incidence and earlier age of onset. The incidence of multiple myeloma in most western industrialized countries is approximately 4 in every 100,000 persons. We estimate that there are approximately 65,000 multiple myeloma patients in the E.U., with approximately 21,000 new cases annually, and 4,000 to 5,000 multiple myeloma patients in Australia, with approximately 800 new cases annually. While current treatment regimens provide some therapeutic benefit, multiple myeloma patients continue to have high rates of relapse and suffer high mortality rates.

      Thalidomide is currently being evaluated as a potential therapy for all stages of multiple myeloma, in particular, newly diagnosed and relapsed and refractory. Several leading investigators at cancer research centers have published data on the response rate, the median effective dose and the average duration of response for multiple myeloma patients treated with thalidomide in clinical trials.

•	Newly Diagnosed Multiple Myeloma. Peer-reviewed studies from MD Anderson Cancer Center and the Mayo Clinic evaluating the use of the orally administered combination of thalidomide and dexamethasone for newly diagnosed multiple myeloma were published in November 2002 in the Journal of Clinical Oncology. Dr. S. Vincent Rajkumar of the Mayo Clinic reported that 32 of 50 patients (64 percent) achieved a greater than 50% reduction in M-protein, and an additional 14 patients (28 percent) achieved a reduction in M-protein of between 25 and 50%. These reductions in M-protein are an indication of a positive effect of the drug on the course of this disease. The regimen was generally well-tolerated, and the most commonly reported grade one or two adverse events were constipation, sedation, fatigue, neuropathy, rash, tremor, edema and elevated alkaline phosphatase, a kidney enzyme. Based on this data, Celgene is sponsoring, and we are helping to fund, a Phase III registration study to confirm the benefits of thalidomide plus dexamethasone in newly diagnosed multiple myeloma patients. If successful, we intend to submit this data to the EMEA in support of an indication for Thalidomide Pharmion 50mg as a treatment for newly diagnosed multiple myeloma.

•	Relapsed and Refractory Multiple Myeloma. Thalidomide’s effect on long-term survival in multiple myeloma was published in Blood in July 2001 in an article entitled “Extended Survival in Advanced and Refractory Multiple Myeloma After Single-agent Thalidomide: Identification of Prognostic Factors in a Phase II Study of 169 Patients.” The study is a follow-up of a Phase II trial of 169 advanced and refractory multiple myeloma patients with progressive disease treated with thalidomide, and it extends results of 84 patients previously reported in The New England Journal of Medicine. The Phase II study was initiated to evaluate the use of thalidomide in multiple myeloma patients who relapsed after high dose chemotherapy. Of the study’s 169 patients, 37% demonstrated a 25% or greater reduction in M-protein, 30% demonstrated a 50% or greater reduction and 14% of patients achieved a complete or near complete response.

The trial’s principal investigator, Bart Barlogie, M.D., Ph.D., and researchers at the Arkansas Cancer Research Center reported that high-risk patients who received greater than or equal to 42 grams of thalidomide in a three-month period experienced higher response rates (54% vs. 21%) and longer survival time (63% vs. 45%). In addition, for the entire patientgroup, event-free survival after two years of follow-up was 20%, and two year overall survival was 48%.

The study’s most commonly reported side effects included one or more grade three toxicities, which reflect more severe side effects. Approximately 25% of patients experienced events affecting the central nervous system, such as sedation and somnolence, confusion, depression and tremor. Approximately 16% of patients experienced gastrointestinal toxicities, mainly constipation. Neuropathy was seen in 9% of patients, and less than 2% of patients developed deep vein thrombosis. These toxicities were found to be dose related.

      In addition to these studies evaluating thalidomide as a therapy for multiple myeloma, there are various Phase II studies ongoing in respect of solid tumors, including renal cell, colorectal cancer, non-small cell lung cancer, prostate cancer, glioblastoma and metastatic melanoma.

      Despite the lack of any formal regulatory approval for thalidomide outside the U.S., as a result of compassionate use and named patient sales and the publication of articles reporting on investigator-led clinical trials, thalidomide has become a widely used therapy for the treatment of multiple myeloma and certain other forms of cancer. In Europe, we estimate over 10,000 patients were treated with thalidomide during 2002, with substantially all drug product distributed by three companies. Grünenthal Group, the German company that was the original developer of thalidomide, distributed approximately two-thirds of the overall volume used in Europe free of charge upon physician request through various special regulatory authorizations. In June 2003, Grünenthal announced that due to the exhaustion of its supply, it was discontinuing the distribution of thalidomide. We believe that the remaining thalidomide used in Europe during 2002 was supplied primarily by Penn T Limited and Laphal, the French pharmaceutical development, regulatory and marketing organization that we acquired in March 2003. Both Penn and Laphal supplied thalidomide pursuant to the regulatory provisions allowing for sale of unlicensed drugs on a compassionate use or named patient basis. While the thalidomide supplied by Penn and Laphal was not given free of charge, it was sold at a significant discount to the price charged by Celgene in the U.S.

      In March 2002, working with the data packages that we had obtained from Celgene and Penn, we submitted to the EMEA, under its centralized procedure, two marketing authorization applications for thalidomide for the treatment of relapsed and refractory multiple myeloma and for ENL. In February 2003, we withdrew our marketing authorization application for ENL to focus our efforts with the EMEA on obtaining the marketing authorization for relapsed and refractory multiple myeloma. This decision was made in consultation with the EMEA, which, given their belief that thalidomide would have widespread off-label use in the treatment of multiple myeloma, was not comfortable approving thalidomide for the much narrower indication of ENL, especially given the history of thalidomide in Europe.

      In addition to these EMEA regulatory approval activities, we have submitted regulatory approval applications for thalidomide in Australia, South Africa, Saudi Arabia and Turkey for the indications of multiple myeloma and ENL. In the fourth quarter of 2003, the TGA approved the use of Thalidomide Pharmion 50mg for treatment of relapsed and refractory multiple myeloma and ENL in Australia. This was the first approval of Thalidomide for the treatment of multiple myeloma, after failure of standard therapies, anywhere in the world.

      We were granted orphan drug designation for thalidomide in Europe by the EMEA for the multiple myeloma indication, which, if the marketing authorization application is approved and the criteria for orphan drug designation continue to be met, would provide a ten year period of exclusivity from the date of the marketing authorization application’s approval. During this period the EMEA would be prohibited, except in very limited circumstances, from approving another formulation of thalidomide for treatment of relapsed and refractory multiple myeloma. We were also granted orphan drug designation for thalidomide in Australia, as well as data exclusivity, which provides similar protection for a five year period from the date of approval.

      In March 2003, through our purchase of all of the outstanding stock of Gophar S.A.S., we acquired Laphal, which sells its formulation of thalidomide, known as Thalidomide Laphal, in France and Belgium under an autorisation temporaire d’utilisation, or ATU, which is a temporary authorization for compassionate use sales.

      For its fiscal year ended December 31, 2002, Laphal had aggregate net sales of $5.5 million, substantially all of which were sales of Thalidomide Laphal. Our acquisition of Laphal, also allowed us to obtain its two marketing authorization applications on file with the EMEA for thalidomide. These two marketing authorization applications are for thalidomide as a treatment for ENL and for relapsed and refractory multiple myeloma, both of which have been granted orphan drug status by the EMEA. Laphal had also undertaken a number of clinical trials of thalidomide, the data from which may be useful to us in connection with our efforts to seek marketing approval from the EMEA. We are currently responding to questions posed by the EMEA to each of our active marketing authorization applications on file. We anticipate submitting our responses for the two multiple myeloma applications during the second quarter of 2004. With our acquisition of Laphal, to our knowledge we are now the only company with applications with the EMEA for a thalidomide marketing authorization.

      We believe that an integral component of our applications is our undertaking to develop and implement the PRMP throughout Europe and our other markets. The PRMP requires adherence to strict guidelines both prior to and during the course of thalidomide therapy, including comprehensive physician, pharmacist and patient registration and education, emphasizing, among other things, the need for adequate contraception in patients taking thalidomide and pregnancy tests for female patients of child-bearing potential. Under the PRMP, automatic prescription refills are prohibited, and prescriptions may not exceed four weeks dosing. The PRMP also permits authorization of each prescription only upon confirmation of compliance with the PRMP guidelines.

      We became aware of Grünenthal’s intention to discontinue distributing thalidomide in the fourth quarter of 2002 and recognized that this would create a large void in the supply of thalidomide for the thousands of patients currently being treated with the drug in Europe, Australia and many Asian countries. We also believed that patients and medical professionals would benefit from a more tightly controlled distribution system for thalidomide, such as the PRMP. As such, in the fourth quarter of 2002, we began to actively work with the regulatory authorities in each of the major European countries to fully explain to them the benefits of the PRMP and to obtain authorizations, where required, to allow us to sell thalidomide on a compassionate use or named-patient basis prior to the issuance of a formal marketing authorization. Following negotiations with the health authorities of individual countries, while we pursue a marketing authorization, we began selling Thalidomide Pharmion 50mg in June 2003 on a compassionate use and named patient basis in Europe, South Africa and Egypt and we have made the PRMP program available in over 20 languages. Since receiving regulatory approval to market Thalidomide Pharmion 50 mg in Australia and New Zealand during the fourth quarter of 2003, we have been actively marketing the product in each of those countries. In addition, we are continuing to sell Thalidomide Laphal in France and Belgium until such time as we are permitted to replace this formulation with Thalidomide Pharmion 50mg.

      Under our original agreement with Penn, they were permitted to continue compassionate use and named patient sales of their formulation of thalidomide in the U.K., Ireland and Denmark. In June 2003, Penn agreed to discontinue its sales of thalidomide in these countries and we initiated sales of Thalidomide Pharmion 50mg on a compassionate use or named patient basis in these countries. This revised arrangement reflected Penn’s recognition of the merits of using the PRMP in connection with thalidomide sales in these countries.

Vidaza

      In June 2001, we entered into an agreement with Pharmacia & Upjohn Company, now part of Pfizer, Inc., to obtain the exclusive worldwide manufacturing, marketing and distribution rights to azacitidine, which we intend to market as Vidaza. Under the agreement with Pharmacia, we also obtained an exclusive worldwide license to use Pharmacia’s azacitidine technology and patents, including its clinical data. Azacitidine was the subject of a completed and published Phase III study demonstrating its safety and efficacy in the treatment of myelodysplastic syndromes, or MDS, a group of hematologic conditions caused by abnormal blood-forming cells of the bone marrow.

      Azacitidine, a pyrimidine nucleoside analog, was originally developed by Upjohn Corporation as a cytotoxic agent, which is an agent that indiscriminately kills actively multiplying cells. Azacitidine was studied at high doses as a treatment for various malignancies, including acute myelogenous leukemia, or AML. An NDA was submitted by Upjohn in 1982 for the treatment of AML, but was deemed not approvable by the FDA, due to a lack of controlled studies adequately demonstrating clinical benefit. In addition, there were severe side effects observed in the high dosage studies. Researchers at the NCI, The Mount Sinai Medical Center and other institutions continued to study azacitidine and determined that it could be used effectively at much lower doses than originally studied by Upjohn, thereby reducing the side effects experienced in the earlier clinical studies. The results of subsequent clinical studies suggest that azacitidine is an effective treatment for MDS.

      The recognition that azacitidine could be effective at lower doses was based on the discovery that azacitidine acts not only as a cytotoxic agent, but also through an additional mechanism of action. Azacitidine is a member of a class of drugs in development known as “hypomethylating” or “demethylating” agents. Methylation of DNA is a major mechanism regulating gene expression. Researchers have determined that an increase in specific methylation of DNA results in blockage of the activity of genes that regulate cell division and differentiation, known as “suppressor genes.” With suppressor genes blocked, cell division becomes unregulated, causing cancer. In studies, researchers have demonstrated that azacitidine can reverse the methylation of DNA, leading to reexpression of suppressor genes and a resulting redifferentiation and maturation of the cancer cells back to normal.

      MDS occurs when blood cells remain in an immature, or “blast,” stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. The five types of MDS are refractory anemia, refractory anemia with ringed sideroblasts, refractory anemia with excess blasts, refractory anemia with excess blasts in transformation and chronic myelomonocytic leukemia. Approximately 90% of

MDS cases occur in persons aged 60-80. According to the American Cancer Society, or ACS, the exact number of cases of MDS in the U.S. is unknown, as there is no registry tracking this information, but most estimates are between 10,000 and 20,000 new cases each year. According to the ACS, these numbers appear to be increasing each year. Currently, we estimate there are approximately 50,000 to 60,000 MDS patients throughout the U.S. and Europe. According to the ACS, survival rates range from six months to six years for the different types of MDS. MDS can result in death from bleeding and infection in the majority of patients, while transformation to AML occurs in up to 40% of patients. Following transformation to AML, these patients have an exceptionally poor prognosis. MDS may occur without any identifiable cause, may be related to chemotherapy or radiation therapy being administered to treat other diseases, or may result from exposure to petrochemicals, benzene or rubber. Despite having been the subject of significant clinical development activity, there is currently no approved treatment for MDS. Patients generally receive best supportive care, which typically consists of a combination of transfusions, antibiotics and growth factors, such as erythropoietin and granulocyte colony stimulating factor. In addition, clinicians may add low-dose chemotherapies to best supportive care if they feel that their patients can tolerate the side effects. Patients under 60 years of age may receive bone marrow transplants.

      In a Phase III study, azacitidine demonstrated superior efficacy compared to best supportive care, including improved response rates and delayed time to leukemic transformation or death. Azacitidine’s effect on MDS was published in the Journal of Clinical Oncology in an article entitled “Randomized Controlled Trial of azacitidine in Patients With the Myelodysplastic Syndrome: A Study of the Cancer and Leukemia Group B.” Dr. Lewis R. Silverman of the Mount Sinai Medical Center and his colleagues reported that they conducted a randomized controlled trial in 191 patients comparing the effects of azacitidine and best supportive care on various hematological parameters. Azacitidine was given by subcutaneous injection. Responses occurred in 60% of patients in the azacitidine group (7% complete response, 16% partial response, 37% improved) compared with 5% (improved) of the patients receiving best supportive care, a statistically significant response. Median time to leukemic transformation or death was 21 months for azacitidine and 13 months for best supportive care, also a statistically significant response. The most common toxicity of azacitidine was myelosuppression, a reduction in the ability of the bone marrow to produce blood cells, and nausea.

      In addition to the efficacy data from the Silverman study, several quality of life parameters were also reported and showed statistically significant improvement in the azacitidine patient group compared to patients receiving best supportive care. In particular, azacitidine patients showed statistically significant improvement over time in fatigue, physical functioning and shortness of breath. In patients receiving best supportive care who showed stable or worsening quality of life prior to crossover to azacitidine, statistically significant improvement occurred in fatigue, physical functioning, shortness of breath and general well-being after crossover to azacitidine.

      In December 2003, we submitted an NDA for Vidaza, under Subpart H of the New Drug Application regulations, which allows for conditional approval of a drug to treat serious or life-threatening diseases based on a surrogate endpoint, a relatively simple measure of the effect of a drug on the course of a disease, as long as the drug provides a meaningful therapeutic benefit over existing treatments. In addition, under Subpart H a drug can be approved on the basis of one Phase I or Phase II study, conditioned upon the sponsor agreeing to complete a confirmatory Phase IV study. Since there are currently no drugs approved for the treatment of MDS and best supportive care is the only existing treatment, the Subpart H approval option is available. In February 2004, the FDA accepted for filing and granted Priority Review classification for our Vidaza NDA. Priority Review status of the NDA reduces the standard FDA response time to six months, and targets an agency response on or before June 29, 2004.

      Our submission is based upon the previously cited Silverman study for the treatment of MDS that was conducted by the Cancer and Leukemia Group B, or CALGB, and the NCI and two supportive Phase II CALGB/ NCI studies. Due to the fact that the Phase III CALGB study was not prospectively designed as a registration study, over the last 24 months we have engaged in a lengthy process of collecting and analyzing data from the CALGB studies to confirm their published results and to compile the information needed to submit an NDA for Vidaza in MDS. This activity involved visiting nearly 75 treatment centers and accessing and auditing nearly 400 patient records from the CALGB studies. In addition, working with third party manufacturers, we have successfully developed a fully scaled up manufacturing process for the active ingredient and finished product.

      As required under Subpart H in the U.S., we have initiated a comparative confirmatory clinical trial that will examine survival outcomes and other secondary end points, using a multicenter, randomized, open-label, parallel group format. The aim of this study is to compare the effect of Vidaza plus best supportive care against conventional care regimens plus best supportive care on survival in MDS patients. As a result of the fact that this study is global in nature and MDS treatment practices vary among countries, there will be three comparative conventional care treatments: best supportive care only; low dose cytarabine, plus best supportive care; or standard chemotherapy, plus best supportive care. This design takes into account the actual “conventional care” used to treat MDS patients in each country targeted for trial participation and should also help to enhance timely enrollment. The study will recruit over 350 patients and will be one of the largest studies to date in this disease.

      The primary objective of this confirmatory study is to look at survival in these MDS patients. All other relevant endpoints, such as time to transformation to AML, time to relapse after complete remission or partial remission, disease progression, hematological status (peripheral blood counts, need for platelet and red blood cell transfusions and hematological response), episodes of infections requiring intravenous antibiotics and safety parameters will be assessed.

Innohep®

      Innohep®, the tradename for tinzaparin, is a low molecular weight heparin that is approved in the U.S. and 63 other markets. In July 2002, we entered into an agreement with LEO Pharma A/S to obtain the exclusive U.S. marketing and distribution rights to Innohep®. Since LEO Pharma does not have a presence in the U.S., it sought to market the product in the U.S. through a marketing partner. It originally chose DuPont Pharmaceuticals Company, which launched Innohep® in the U.S. in late 2000 following its approval by the FDA in June of that year. Shortly after Innohep®’s launch, DuPont’s pharmaceutical business was acquired by Bristol Myers Squibb, which elected to return the U.S. rights to the product back to LEO Pharma. As a result, while the product has achieved substantial sales in Europe and elsewhere around the world, Innohep® received minimal marketing support in the U.S. throughout 2001 and 2002.

      Innohep® is a member of a broad class of drugs known as anticoagulants, which are generally prescribed to prevent or treat blood clotting in patients. In the U.S., Innohep® is approved for the treatment of acute, symptomatic deep vein thrombosis, or DVT, which is a subset of the overall anticoagulant market. DVT occurs when a blood clot develops in the deep veins of the legs. If not effectively treated, DVT can lead to pulmonary embolisms that, in turn, can result in death. Cancer patients are particularly at risk to develop DVT, either from the disease itself or as a side effect of certain cancer treatments. The estimated prevalence of DVT in cancer patients ranges from 15-20%. Further, according to the ACS, approximately 1.3 million new cases of cancer occur in the U.S. each year. We believe that 21%, or approximately 277,000, of these patients are highly predisposed to DVT occurrence.

      The acquisition of the marketing and distribution rights to Innohep® allowed us to establish our sales and marketing organization in the U.S. in a cost-effective manner, and provided us with access and exposure to the opinion leaders that influence product sales in the hematology and oncology markets. We completed the hiring and training of our U.S. sales force and relaunched Innohep® in October 2002. Innohep® is administered through a subcutaneous injection once daily for at least a six day cycle.

      We attribute the growth we have experienced in Innohep® sales to our strategy of focusing our marketing efforts on hematologists and oncologists, groups often overlooked by pharmaceutical companies marketing other anticoagulants. Hematologists and oncologists are among the top three prescribers of DVT treatments. We believe, however, that only a small number of the sales calls made to DVT treatment prescribers are made to hematologists and oncologists. Innohep® does not require a dosing adjustment for weight-compromised, elderly or renally-impaired patients. Because these are common conditions for cancer patients, we believe that this feature, combined with the convenience of its once per day dosing, makes Innohep®the treatment of choice for a cancer patient with DVT.

      Innohep® is used predominantly as a treatment for DVT since this is its only approved indication. In order to achieve the long-term sales potential that we believe Innohep® has, use of the drug will need to be expanded into other areas. One area of particular interest is the use of Innohep® for the prevention of DVT in high-risk cancer patients. Our development strategy for Innohep® includes funding clinical studies, that examine the use of Innohep® in prevention and treatment of DVT in cancer patients to generate data suitable for publication.

Refludan®

      Refludan®, the tradename for lepirudin, is an antithrombin agent for patients with heparin-induced thrombocytopenia type II, or HIT type II. Refludan® is approved in 42 countries outside of North America. In May 2002, we entered into an agreement with Schering AG to obtain the exclusive marketing and distribution rights to Refludan® in all markets outside of North America. Hoechst Marion Roussel, or HMR, originally developed Refludan®. As a condition to the merger of HMR with Rhone Poulenc Rorer to form Aventis Pharmaceuticals, Aventis divested itself of Refludan® on a global basis to Schering AG, which continues to market the product in the U.S. and Canada through its subsidiary, Berlex Laboratories, Inc. Although approved in 42 countries outside of North America, Aventis had actively marketed the product only in Germany. We are currently marketing Refludan® principally in Europe and Australia.

      HIT is an allergic, adverse immune response to heparin. Generally this response occurs after 2 to 4 days of heparin exposure, resulting in an absence of sufficient cell platelets to enable blood clotting. HIT occurs in 2-3% of patients treated with unfractionated heparin and 1-2% of patients treated with low molecular weight heparins. There are two forms of HIT. The first is relatively benign. The second, known as HIT type II, is a more serious form with the potential for significant impact on patient morbidity and mortality. Refludan® is prescribed for the treatment of HIT type II. Refludan® is administered through subcutaneous injection or infusion.

      We believe that increasing the awareness of HIT and the clinical importance of effectively treating this condition will positively impact its diagnosis and treatment. Beginning in October 2002 and continuing through February 2004, we organized a number of symposia among leading hematologists in Europe, which we called “HIT Schools,” to provide these specialists with the latest information about HIT and its impact, as well as appropriate treatment regimens. These medical education programs have been our primary marketing activity as we work to build awareness of HIT. Nevertheless, given the relatively low incidence rate for HIT, we do not expect Refludan® sales to grow significantly above the current level. In addition, we expect the potential for Refludan® sales growth to be limited as a result of the warning letter Schering issued to doctors in Germany, following the advice of the EMEA, regarding the incidence of anaphylaxis, a severe allergic reaction, in approximately a dozen patients treated with Refludan® in both the U.S. and Europe, five of which cases resulted in fatalities. Although the possibility of anaphylaxis from Refludan® is a known possible reaction and is indicated in the product’s label, the occurrences referenced in the warning letter appeared to be at a higher frequency than had previously been reported.

      In addition to adding a marketed product to our portfolio, the acquisition of Refludan® allowed us to achieve our objective of establishing a sales and marketing organization throughout Europe and our other non-U.S. markets. The primary target physician audience for Refludan® is hematologists. With the planned launch of thalidomide and, later, Vidaza, it was important that we develop our commercial organization and establish relationships with the key prescribers of these products. We were able to achieve that objective in Europe through our acquisition of Refludan®. Today we have sales and marketing organizations established in each of the primary European markets, Australia, and, through third party distributors, in 20 additional countries throughout Europe and Asia.

Sales, Marketing and Distribution

      We have established sales and marketing organizations in the U.S., Europe and Australia. Our U.S. field-based sales organization consists of 31 professionals, including 22 clinical account specialists, three sales managers, three medical science liaisons, and three national account specialists. Our clinical account specialists and sales managers average over 10 years pharmaceutical sales experience and are based in or around major metropolitan areas with large inpatient and outpatient cancer treatment centers. Currently, they target hematologists and oncologists who prescribe high volumes of cancer therapies as well as low molecular weight heparin products. The concentration of high volume prescribers enables us to promote Innohep® with a small, dedicated sales and marketing organization. In anticipation of a Vidaza approval in the U.S., we expect to increase the number of field-based professionals to approximately sixty. While the number of target physicians would expand, we believe we can still access key opinion leaders and prescribers with a relatively small sales force.

      In Europe, we employ a general manager in each of the U.K., France, Germany, Spain, Italy, and Denmark. These general managers are responsible for all commercial activities in each of their home countries, and may also have responsibility for commercial activities in smaller nearby countries. Each of our subsidiaries employs, in addition to the general manager, a trained physician, regulatory specialists if required by local law, sales representatives, PRMP experts and administrative support staff. In general, we only employ nationals in each of our local subsidiaries. All marketing activities are centrally directed from our U.K. office to ensure consistency across regional markets. In addition, clinical development, regulatory affairs and information technology functions are centrally managed from our U.K. office. In this manner, we seek to develop globally consistent programs but ensure that they are implemented according to local practices. Our Australian sales and marketing organizational structure is consistent with our European structure. Information regarding geographic areas is included in Note 3 to the Consolidated Financial Statements.

      In addition to our own sales organizations, we have access to the hematology and oncology markets in 20 additional countries through relationships with our distributors. Pursuant to the agreements governing our relationships with our distributors, we are prohibited from selling or marketing our products on our own behalf in a country covered by one of these agreements until the applicable agreement expires.

      The chart below identifies the countries which are served directly by our sales organizations and those which we access using our third-party distribution network.

Direct Sales Countries

Australia Belgium Denmark Finland France	Germany Ireland Italy Netherlands Norway Portugal	Spain Sweden Switzerland U.K. U.S.

Distribution Countries

Cyprus Egypt Greece Hong Kong Israel Jordan Kuwait	Lebanon Malaysia Malta New Zealand Oman Saudi Arabia Singapore	South Africa Syria Taiwan Thailand Turkey United Arab Emirates

      By working closely with top scientists, physicians and association leaders, our sales and marketing professionals are able to create science-based marketing materials of interest to key opinion leaders. In addition, our product acquisition strategy has been designed to maximize the success of our sales and marketing efforts by focusing on the acquisition of products and product candidates that make a clinical difference to patients in markets responsive to key opinion leaders. We intend to seek new countries in which to promote our products and we will continue the expansion of our sales and marketing organization as product growth or product acquisitions warrant.

      In the U.S., we sell to pharmaceutical wholesalers, who in turn distribute product to retail pharmacies, hospitals, and other institutional customers. In Europe and Australia, we sell directly to retail and hospital pharmacies. Sales into countries where we have partnered with third party distributors are made directly to our partners. Net sales generated from three wholesale customers in the U.S. totaled approximately 13% of our total net sales for the year ended December 31, 2003.

Regulatory and Medical Affairs

      Our regulatory affairs group is comprised of professionals with experience from both large pharmaceutical companies and biotechnology companies. The difference between an attractive drug candidate and one which is not economically viable for development often hinges on our assessment of the time and expense required to get the drug approved and sold in a particular jurisdiction. Determining the optimal regulatory pathway for commercialization is an integral part of our product candidate selection. We believe that our combination of country-specific regulatory expertise and our focus on the hematology and oncology markets provide a significant advantage as we seek to acquire additional product candidates through in-license, and move our existing product candidates forward through the approval process.

Collaborations and License Agreements

      Celgene and Penn Agreements. In 2001, we licensed rights relating to thalidomide from both Celgene and Penn T Limited for all countries outside of North America, Japan, China, Korea and Taiwan. Under agreements with Celgene, we obtained the rights in this territory to Celgene’s formulation of thalidomide, Thalomid®, exclusive licenses or sublicenses for use in this territory of all intellectual property owned or licensed by Celgene relating to thalidomide, as well as all existing and future clinical data relating to thalidomide developed by Celgene, and an exclusive license to employ Celgene’s patented S.T.E.P.S.® program as our PRMP. Under agreements with Penn, we became Penn’s exclusive distributor in this territory of any formulation of thalidomide manufactured by Penn, which included an exclusive supply and requirements relationship with respect to Penn’s manufacture of thalidomide for this territory. We will pay Penn and Celgene a combined royalty of 36% of net sales, less our purchase price from Penn of the units of product sold, on all of our sales of thalidomide once thalidomide is approved by the appropriate health regulatory authority for sale in any country within our license territory. In the interim, our combined royalty payment obligations to Celgene and Penn are generally lower than 36%. Our royalty payment obligations to Celgene and Penn are also subject to certain minimum yearly payment thresholds. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, we have also agreed to fund an aggregate of $8.0 million of Celgene’s clinical trial development costs for clinical studies of thalidomide, with this amount payable in installments through 2005. Through December 31, 2003, we had funded $3 million of this $8 million commitment. The agreements with Celgene and Penn each have a ten year term running from the date of receipt of our first regulatory approval for thalidomide in the United Kingdom, subject, in the case of the Celgene agreement to Celgene having a right to terminate the agreement if we have not obtained that approval by November 2006.

Pharmacia Agreement

      We licensed worldwide rights to azacitidine from Pharmacia & Upjohn Company, now a part of Pfizer, Inc., in June 2001. Under the terms of our agreement, we are obligated to pay Pharmacia a royalty of 20% on net sales of Vidaza, except if the data from the clinical trials of the NCI and CALGB on the use of Vidaza as a treatment for MDS patients is deemed insufficient by the FDA to support an approval of Vidaza and we are required to conduct another Phase III clinical trial for MDS prior to initial FDA approval, then the royalty rate will be 8%. The license from Pharmacia has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from our first commercial sale of the product in a particular country.

LEO Pharma Agreement

      In July 2002, we obtained an exclusive license from LEO Pharma A/S to distribute Innohep® in the U.S., as well as an exclusive supply and requirements agreement with LEO Pharma for their supply to us of Innohep®. Under our agreement with LEO Pharma, we made an up-front payment for this license of $7.5 million, up to $2.5 million of which is creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, we are obligated to pay LEO Pharma royalties at the rate of 30% on annual net sales of up to $20.0 million and at the rate of 35% of annual net sales exceeding $20.0 million, less in each case our purchase price from LEO Pharma of the units of product we sell. The agreement has a term of ten years.

Schering AG Agreement

      In May 2002, we obtained the exclusive rights from Schering AG to distribute Refludan® in all countries outside of North America. Schering produces the product for us under contract with a third-party manufacturer and sells it to us at its acquisition cost plus 5%. Our agreements with Schering, as amended, transfer to us all of the marketing authorizations and product registrations for Refludan® in the individual countries within our territory. We have paid Schering an aggregate of $5.0 million and are obligated to make an aggregate of $8 .0 million of additional fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005. We are obligated to make up to $7.5 million of additional payments upon the achievement of certain milestones. We paid to Schering, in addition to our product acquisition costs, a royalty of 8% of our net sales of Refludan® during the period through December 31, 2003 and pay a royalty of 14% of our net sales of Refludan® thereafter. However, when we have paid $12.0 million in royalties measured from January 2004, the royalty rate would then be reduced to 6%.

CALGB Agreement

      In November 2001, we entered into a collaboration agreement with the CALGB pursuant to which the CALGB agreed to provide us with the data produced by its azacitidine studies in exchange for aggregate payments of approximately $1.1 million. We incorporated the data provided to us by the CALGB in our December 2003 NDA submission. The CALGB has agreed not to permit any other party to use its azacitidine data in connection with an NDA until such time as we cease our efforts to commercialize azacitidine.

Manufacturing

      We currently use, and expect to continue to be dependent upon, contract manufacturers to manufacture each of our products. We do not maintain alternative manufacturing sources for any of our products. Our contract manufacturers and distributors are subject to extensive governmental regulation. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with Good Manufacturing Practices, or cGMPs. We have established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

      Thalidomide. We obtain our two formulations of thalidomide from two different suppliers. Thalidomide Pharmion 50mg is formulated, encapsulated and packaged for us by Penn Pharmaceuticals Services Limited of Great Britain in a facility that is in compliance with the regulatory standards of each of the countries where we sell and expect to sell the product. Under the terms of this agreement we purchase from Penn all of our requirements of the product. Pricing is subject to an annual adjustment based upon the fully allocated cost of manufacture. This agreement terminates upon the tenth anniversary of the date upon which we receive regulatory approval for thalidomide in the U.K.

      Thalidomide Laphal is formulated, encapsulated and packaged for us by Laphal Industrie, an unaffiliated Company, in a facility that is in compliance with the regulatory standards of each of the countries where we sell and expect to sell the product. Pricing is subject to an annual adjustment based upon a formula that accounts for increases in the cost of manufacture. In addition, in the event that prior to the expiration of the agreement we decide to discontinue ordering Thalidomide Laphal from Laphal Industrie, we are obligated to provide twelve months advance notice and pay €300,000. If our notice to discontinue ordering Thalidomide Laphal is not timely, the fee may increase to as much as €500,000. This agreement terminates in March 2013.

      Vidaza. Under the terms of two development agreements, Ash Stevens, Inc. and Ben Venue Labs provide us with clinical supplies and manufacturing services for azacitidine. Azacitidine drug substance is manufactured for us by Ash Stevens, who sends the product in its raw form to Ben Venue Labs. Ben Venue Labs then formulates the product, fills the product into vials and labels the finished product for us. Both Ash Stevens and Ben Venue Labs operate facilities that are in compliance with the regulatory standards of each of the countries where we expect to sell the product. We expect to enter into commercial supply agreements with both Ash Stevens and Ben Venue prior to receiving regulatory market approval for azacitidine.

      Innohep®. Innohep® is formulated and packaged for us by LEO Pharmaceutical Products Ltd. in a facility that is in compliance with FDA requirements. Under our agreement, we are required to purchase our Innohep® requirements exclusively from LEO. Pricing may be adjusted annually based upon changes in the Danish Pay Index. This agreement terminates in June 2012.

      Refludan®. Refludan® is manufactured in a facility that meets the standards of each of the countries where we sell and expect to sell the product by a third-party manufacturer, who then supplies the drug to our supplier, Schering AG. Under our agreement, we are required to purchase our Refludan® requirements exclusively from Schering. The pricing is subject to an annual adjustment under the existing supply agreement between Schering and the third-party manufacturer. This agreement terminates in 2022.

Raw Materials

      Raw materials and supplies are normally available in quantities adequate to meet the needs of our business.

Government Regulation

      Regulation by governmental authorities in the U.S. and other countries is a significant factor in the manufacture and marketing of our products and in ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, reporting, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could harm our business.

      The regulatory requirements relating to the manufacturing, testing and marketing of our products may change from time to time. For example, at present, member states in the E.U. are in the process of incorporating into their domestic laws the provisions contained in the E.U. Directive on the implementation of good clinical practice in the conduct of clinical trials. The Directive imposes more onerous requirements in relation to certain aspects of clinical trial conduct than are currently in place in many member states. This may impact our ability to conduct clinical trials and the ability of independent investigators to conduct their own research with support from us. In addition, the E.U. rules concerning the authorization of medicinal products are in the process of being amended. We do not expect the new rules to apply until 2005. The final rules are not yet available and as such the impact upon our business cannot be known at this time.

Product Approval

      The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the E.U. and other countries, including, in the U.S., the FDA, and, in the E.U., the EMEA. The Federal Food, Drug, and Cosmetic Act, the Public Health Service Act in the U.S. and numerous directives, regulations, local laws and guidelines in the E.U. govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

      Regulatory approval will be required in all the major markets in which we, or our licensors, seek to test our products in development. At a minimum, such approval requires the evaluation of data relating to the quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to this data will differ depending on the territory, the drug involved, the proposed indication and the stage of development.

      In general, new chemical entities are tested in animals until adequate proof of safety is established. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase I, the initial introduction of the pharmaceutical into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase II involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to more fully evaluate clinical outcomes.

      In the U.S., specific preclinical data and chemical data, as described above, needs to be submitted to the FDA as part of an Investigational New Drug application, or IND, which, unless the FDA objects, will become effective 30 days following receipt by the FDA. Phase I studies in human volunteers may commence only after the application becomes effective. Prior regulatory approval for human healthy volunteer studies is also required in member states of the E.U. Currently, in each member state of the E.U., following successful completion of Phase I studies, data is submitted in summarized format to the applicable regulatory authority in the member state in respect of applications for the conduct of later Phase II studies. The regulatory authorities in the E.U. typically have between one and three months in which to raise any objections to the proposed study, and they often have the right to extend this review period at their discretion. In the U.S., following completion of Phase I studies, further submissions to regulatory authorities are necessary in relation to Phase II and III studies to update the existing IND. Authorities may require additional data before allowing the studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory review, a study involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body will differ from country to country. In the U.S., for example, each study will be conducted under the auspices of an independent Institutional Review Board at the institution at which the study is conducted. This board considers among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution. Equivalent rules apply in each member state of the E.U. where one or more independent ethics committees, which typically operate similarly to an Institutional Review Board, will review the ethics of conducting the proposed research. Other authorities around the rest of the world have slightly differing requirements involving both the execution of clinical trials and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

      Information generated in this process is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. The failure to demonstrate adequately the quality, safety and efficacy of a therapeutic drug under development would delay or prevent regulatory approval of the product. There can be no assurance that if clinical trials are completed, either we or our collaborative partners will submit applications for required authorizations to manufacture and/or market potential products (including a marketing authorization application, NDA or abbreviated NDA) or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

      In order to gain marketing approval we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application, or MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the U.S. In the E.U. there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system the application will be reviewed by members of the Committee for Proprietary Medicinal Products, or the CPMP, on behalf of the EMEA. The EMEA will, based upon the review of the CPMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by one member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency. Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The regulatory authorities may conduct an inspection of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labelling content, may be more restrictive than expected and could affect the marketability of a product.

      The FDA offers an accelerated approval procedure for certain drugs under Subpart H of the agency’s NDA approval regulations. Subpart H provides for accelerated NDA approval for new drugs intended to treat serious or life-threatening diseases where the drugs provide a meaningful therapeutic advantage over existing treatment. Under this accelerated approval procedure, the FDA may approve a drug based on evidence from adequate and well-controlled studies of the drug’s effect on a surrogate endpoint that reasonably suggest clinical benefits, or on evidence of the drug’s effect on a clinical endpoint other than survival or irreversible morbidity. This approval is conditioned on the favorable completion of trials to establish and define the degree of clinical benefits to the patient. These post-approval clinical trials, known as Phase IV trials, would usually be underway when the product obtains this accelerated approval. If, after approval, a Phase IV trial establishes that the drug does not perform as expected, or if post-approval restrictions are not adhered to or are not adequate to ensure the safe use of the drug, or other evidence demonstrates that the product is not safe or effective under its conditions of use, the FDA may withdraw approval. This accelerated approval procedure for expediting the clinical evaluation and approval of certain drugs may shorten the drug development process by as much as two to three years. The E.U. rules relating to marketing authorizations permit, in “exceptional circumstances,” the regulatory authorities to grant a marketing authorization where the applicant is not able to provide the usual comprehensive set of data relating to safety and efficacy, because the targeted disease state is rarely encountered or because there is a lack of scientific knowledge about the disease, or because it would be unethical to collect such data. Marketing authorizations granted on an exceptional circumstances basis are normally subject to the holder fulfilling certain obligations, such as completion by the applicant of particular clinical studies.

      In many markets outside of the U.S., regulations exist that permit patients to gain access to unlicensed pharmaceuticals, particularly for severely ill patients where other treatment options are limited or non-existent. Generally, the supply of pharmaceuticals under these circumstances is termed “compassionate use” or “named patient” supply. In the E.U., each member state has developed its own system under an E.U. directive that permits the exemption from traditional pharmaceutical regulation of “medicinal products supplied in response to a bona fide unsolicited order, formulated in accordance with specifications of an authorized health care professional and for use by his individual patients on his direct personal responsibility.” Essentially, two systems operate among E.U. member states: approval can be given for “cohort” supply, meaning more than one patient can be supplied in accordance with an agreed treatment protocol; or, alternatively, as is the case in the majority of E.U. member states, supply is provided on an individual patient basis. Some countries, such as France, have developed other systems, where an ATU involves a thorough review and approval by the regulator of a regulatory data package. In France, the company then receives an approval to supply. All E.U. member states require assurance of the quality of the product, which is usually achieved by provision of good manufacturing practice, or GMP, certification. In the majority of markets, the prescribing physician is responsible for the use for the product and in some countries the physician in conjunction with the pharmacist must request approval from the regulator to use the unlicensed pharmaceutical. Outside of the E.U., many countries have developed named patient systems similar to those prevalent in Europe.

      The U.S., the E.U. and Australia may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which, in the U.S., is generally a disease or condition that affects no more than 75 in 100,000 persons or fewer than 200,000 individuals. In the E.U., orphan drug designation can be granted if: the disease affects no more than 50 in 100,000 persons in the E.U. or the drug is intended for a life-threatening, seriously debilitating or serious and chronic condition; without incentive it is unlikely that the drug would generate sufficient return to justify the necessary investment; and no satisfactory method of treatment for the condition exists or, if it does, the new drug will provide a significant benefit to those affected by the condition. In Australia, orphan drug designation can be granted to drugs intended to treat a disease that affects no more than 11 in 100,000 persons or fewer than 2,000 individuals. If a product that has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S., ten years in the E.U. and five years in Australia. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. Orphan drug designation must be requested before submitting an NDA or MAA. After orphan drug designation is granted, the identity of the therapeutic agent and its potential orphan use are publicly disclosed. Orphan drug designation does not convey an advantage in, or shorten the duration of, the review and approval process.

      For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can, among other things, result in the suspension of regulatory approval, as well as possible civil and criminal sanctions. Renewals in Europe may require additional data, which may result in a license being withdrawn. In the U.S. and the E.U., regulators have the authority to revoke, suspend or withdraw approvals of previously approved products, to prevent companies and individuals from participating in the drug-approval process, to request recalls, to seize violative products and to obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and to stop shipments of violative products. In addition, changes in regulation could harm our financial condition and results of operation.

Product Regulation

      We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.

      As a drug marketer, we participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our reports of our current average manufacturer price and best price for each of our products to the Health Care Financing Administration.

      As a result of the Veterans Health Care Act of 1992, federal law requires that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the AMP to non-federal customers, the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP is used in establishing the price, and the accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws.

      Under the laws of the U.S., the member states of the E.U. and other countries, we and the institutions where we sponsor research are subject to certain obligations to ensure the protection of personal information of human subjects participating in our clinical trials. We have instituted procedures that we believe will enable us to comply with these requirements and the contractual requirements of our data sources. The laws and regulations in this area are evolving and further regulation, if adopted, could affect the timing and the cost of future clinical development activities.

      We are subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Pricing Controls

      Before a pharmaceutical product may be marketed and sold in certain foreign countries the proposed pricing for the product must be approved. The requirements governing product pricing vary widely from country to country and can be implemented disparately at the national level.

      The E.U. generally provides options for its member states to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceuticals in the United Kingdom is generally designed to provide controls on the overall profits that pharmaceutical companies may derive from their sales to the U.K. National Health Service. The U.K. system is generally based on profitability targets or limits for individual companies which are normally assessed as a return on capital employed by the company in servicing the National Health Service market, comparing capital employed and profits.

      In comparison, Italy generally establishes prices for pharmaceuticals based on a price monitoring system. The reference price is the European average price calculated on the basis of the prices in four reference markets: France, Spain, Germany and the U.K. Italy typically establishes the price of medicines belonging to the same therapeutic class on the lowest price for a medicine belonging to that category. Spain generally establishes the selling price for new pharmaceuticals based on the prime cost, plus a profit margin within a range established each year by the Spanish Commission for Economic Affairs. Promotional and advertising costs are limited.

      There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceuticals will allow favorable reimbursement and pricing arrangements for our products. In addition, in the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental pricing control.

Third Party Reimbursement

      In the U.S., E.U. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. The E.U. generally provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement. Member states in the E.U. can opt to have a “positive” or a “negative” list. A positive list is a listing of all medicinal products covered under the national health insurance system, whereas a negative list designates which medicinal products are excluded from coverage. In the E.U., the U.K. and Spain use a negative list approach, while France uses a positive list approach. In Canada, each province decides on reimbursement measures. In some countries, in addition to positive and negative lists, products may be subject to a clinical and cost effectiveness review by a health technology assessment body. A negative determination by such a body in relation to one of our products could affect the prescribing of the product. For example, in the U.K., the National Institute for Clinical Excellence, or the NICE, provides guidance to the National Health Service on whether a particular drug is clinically effective and cost effective. Although presented as “guidance,” doctors are expected to take the guidance into account when choosing a drug to prescribe. In addition, health authorities may not make funding available for drugs not given a positive recommendation by the NICE. There is a risk that a negative determination by the NICE will mean fewer prescriptions. Although the NICE will consider drugs with orphan status, there is a degree of tension in the application by the NICE of the standard cost assessment for orphan drugs, which are often priced more highly to compensate for the limited market. It is unclear whether the NICE will adopt a more relaxed approach toward the assessment of orphan drugs. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

      Our present and future business has been and will continue to be subject to various other laws and regulations.

Patents and Proprietary Rights

      Our success will depend in part on our ability to protect our existing products and the products we acquire or license by obtaining and maintaining a strong proprietary position both in the U.S. and in other countries. To develop and maintain such a position, we intend to continue relying upon orphan drug status, trade secrets, know-how, continuing technological innovations and licensing opportunities. Although patent protection for each of our existing products has expired, together with Ash Stevens, Inc. we jointly hold two patents that protect certain manufacturing processes and technological innovations. In addition, we intend to seek patent protection whenever available for any products or product candidates and related technology we acquire in the future.

      The patent positions of pharmaceutical firms like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the U.S. and certain other jurisdictions are maintained in secrecy until patents issue, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

      In the absence of patent protection for our existing products and any products or product candidates we should acquire in the future, we have sought and intend to continue seeking orphan drug status whenever it is available. To date, we have been granted orphan drug status in the U.S. for Vidaza for the indication MDS, in the E.U. for Vidaza for the indication MDS and for Thalidomide Pharmion 50mg for the indications multiple myeloma and ENL and in Australia for Vidaza for the indication MDS and for Thalidomide Pharmion 50mg for the indications multiple myeloma and ENL. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S. and ten years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. See “Government Regulation” for a more detailed description of orphan drug status.

      We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations, such as the PRMP, will help us to protect the competitive advantage of our products.

      It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Competition

      The development and commercialization of new drugs is competitive and we will face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop or market products or other novel technologies that are more effective, safer or less costly than any that have been or are being developed by us, or may obtain regulatory approval for their products more rapidly than we may obtain approval for ours.

      The acquisition or licensing of pharmaceutical products is also very competitive, and a number of more established companies, which have acknowledged strategies to license or acquire products, may have competitive advantages as may other emerging companies taking similar or different approaches to product acquisitions. In addition, a number of established research-based pharmaceutical and biotechnology companies may acquire products in late stages of development to augment their internal product lines. These established companies may have a competitive advantage over us due to their size, cash flows and institutional experience.

      Many of our competitors will have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and create value in patient therapy.

•	Thalidomide Pharmion 50mg. We believe that the primary competition for Thalidomide Pharmion 50mg are VelcadeTM from Millennium Pharmaceuticals Inc., a proteasome inhibitor, and RevlimidTM from Celgene, a small molecule compound that affects multiple cellular pathways and is currently being evaluated for a wide range of hematological cancers, including relapsed and refractory multiple myeloma and MDS.

•	Vidaza. We believe that the primary competition for Vidaza are Decitabine from Supergen Inc., which like Vidaza, is a demethylating agent, and Thalomid® and Revlimid, each from Celgene.

•	Innohep®. We believe that the primary competition for Innohep® are two low molecular weight heparins, Lovenox® from Aventis, the top-selling low molecular weight heparin worldwide, and Fragmin® from Pharmacia Corporation, as well as Arixtra® from Sanofi-Synthelabo, the first of a new class of anti-thrombotic drugs which are factor Xa inhibitors.

•	Refludan®. We believe that the primary competition for Refludan® is Argatroban from GlaxoSmithKline plc, an anticoagulant indicated for both the prevention and treatment of HIT.

Clinical, Development and Regulatory Expense

      In the years ended December 31, 2003, 2002 and 2001, we incurred clinical, development and regulatory expense of $24.6 million, $15.0 million and $6.0 million, respectively. Since each of our four products was either already marketed or at a late-stage of development at the time we acquired rights to it, we have not, to date, incurred any research expense.

Employees

      As of December 31, 2003, we had 177 employees, consisting of 61 in regulatory affairs and clinical development, 87 in sales and marketing and 29 in general and administrative. We believe that our relations with our employees are good and we have no history of work stoppages.

Item 2.	Facilities

      We lease approximately 29,000 square feet of space in our headquarters in Boulder, Colorado under a lease that expires in 2008. We also lease clinical development, sales and marketing, and support offices in other parts of the U.S. and abroad. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

      We are not engaged in any material legal proceedings except as follows:

      During the fourth quarter of 2003, we filed suit against Lipomed AG, and certain of its distributors, in the UK, Switzerland, Germany and Italy for infringement of European Patent EP 0 688 211, in connection with their sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in these countries. We are the exclusive licensee under this patent in all countries outside of North America, Japan, China, Taiwan and Korea, pursuant to an agreement with Celgene Corporation. Celgene is a co-plaintiff to the proceedings in Switzerland, Italy and Germany. We are seeking injunctive relief that prevents the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in the four countries in which we brought suit, and damages against the defendants. We are seeking preliminary injunctions in Italy and Switzerland pending a decision on the merits. We do not expect decisions on the merits to be rendered in the various proceedings until late 2004 at the earliest.

Item 4.	Submission of Matters to a Vote of Security Holders

      In September 2003, we sent a written consent to our stockholders requesting their consent to our taking the following actions in connection with our initial public offering: (1) the approval and adoption of a certificate of amendment to our restated certificate of incorporation so as to effect a reverse stock split prior to our initial public offering, (2) the approval and adoption of our restated certificate of incorporation to become effective following the closing of our initial public offering, (3) the approval and adoption of our amended and restated bylaws to become effective upon the closing of our initial public offering, and (4) the approval and adoption of an amendment to our 2000 Stock Incentive Plan and our 2001 Non-Employee Director Stock Option Plan to allow for automatic annual share increases. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on September 23, 2003.

      A total of 17,668,872 shares of our stock out of 17,929,223 shares issued and outstanding as of September 8, 2003, including 16,815,636 common shares out of 17,030,948 shares of our Series A, Series B and Series C preferred stock issued and outstanding, all on an as converted basis, voted in favor of these matters.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Holders

      Our common stock is traded on the Nasdaq National Market under the symbol “PHRM.” Trading of our common stock commenced on November 6, 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the Nasdaq National Market:

Year Ended December 31, 2003	High	Low

Fourth Quarter	$15.25	$11.20

      On March 24, 2004, the last reported sale price of our common stock on the Nasdaq National Market was $21.26 per share.

      American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock. On March 26, 2004, we had approximately 78 holders of record of our common stock. We believe there are in approximately 987 beneficial owners of our common stock.

Dividends

      We have never paid any cash dividends on our capital stock and do not intend to pay any such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2003

			Number of Securities Remaining
	Number of Securities to	Weighted-Average	Available for Future Issuance
	be Issued upon Exercise	Exercise Price of	Under Equity Compensation
	of Outstanding Options,	Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)(2)	1,818,212	$4.28	1,074,112
Equity compensation plans not approved by security holders	849,693	$9.68	0

Total	2,667,905	$3.49	1,074,112

(1)	As of December 31, 2003, 2,758,000 shares were reserved for issuance under our 2000 Stock Incentive Plan. This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2000 Stock Incentive Plan will be increased by 500,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

(2)	As of December 31, 2003, 375,000 shares were reserved for issuance under our 2001 Non-Employee Director Stock Option Plan. This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2001 Non-Employee Director Stock Option Plan will be increased by 50,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

      We have authorized the issuance of equity securities under the compensation plans described below without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares that may become purchasable pursuant to any anti-dilution provisions contained within the warrants.

•	Warrants dated November 30, 2001: provided common stock purchase warrants to a business partner to purchase an aggregate of 425,451 shares of common stock at an exercise price of $8.36 per share with an expiration date of November 30, 2008.

•	Convertible Debt Warrants dated April 8, 2003: provided common stock warrants to two lenders to purchase an aggregate of 424,242 shares of common stock at an exercise price of $11.00 per share with an expiration date of April 8, 2008.

Recent Sales of Unregistered Securities

      During the three month period ended December 31, 2003, we issued and sold 2,224 shares of our common stock that were not registered under the Securities Act of 1933, as amended, to our employees upon the exercise of stock options for cash consideration with an aggregate exercise price of $1,490. During the same period, we granted options to purchase 368,500 shares of common stock at a weighted average exercise price of $13.58 per share. No underwriters were involved in the foregoing stock or option issuances. The issuance of these securities was exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer under compensatory benefit plans and contracts relating to compensation within the parameters required by Rule 701.

Use of Proceeds from Sales of Registered Securities

      On November 12, 2003, we closed the sale of 6,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-108122), we filed to register our common stock in the offering was declared effective by the SEC on November 5, 2003. Our initial public offering commenced as of November 5, 2003 and did not terminate before any securities were sold. The offering has been completed and all shares were sold at an initial price per share of $14.00. The aggregate purchase price of the offering amount registered was $84,000,000.

      The managing underwriters for the offering were Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc., Pacific Growth Equities, LLC, and U.S. Bancorp Piper Jaffray Inc. We incurred expenses in connection with the offering of $7.8 million, which consisted of direct payments of: (i) $1.6 million in legal, accounting and printing fees; (ii) $5.9 million in underwriters’ discounts, fees and commissions; and (iii) $.3 million in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

      After deducting expenses of the offering, we received net offering proceeds of approximately $76.2 million. From the time of receipt, November 12, 2003, through December 31, 2003, we have used approximately $6.7 million of the net proceeds from the offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into short-term investment-grade securities and money market accounts.

      None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 6.	Selected Consolidated Financial Data

      We were formed in August 1999 and commenced operations in January 2000. In the table below, we provide you with our selected consolidated financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2000, 2001, 2002 and 2003. The pro forma net loss attributable to common stockholders per common share and shares used in computing pro forma net loss attributable to common stockholders per common shares reflect the conversion of all outstanding shares of our redeemable convertible preferred stock as of January 1, 2001 or the date of issuance, if later. The net loss per share data and pro forma net loss per share data do not include the effect of any options or warrants outstanding as they would be antidilutive. For further discussion of earnings per share, please see note 2 to our consolidated financial statements.

	2000	2001	2002	2003(1)

	(In thousands, except share and per share data)
Consolidated Statement of Income Data:
Net sales	$—	$—	$4,735	$25,539
Operating expenses:
Cost of sales	—	—	1,575	11,462
Clinical, regulatory and development	972	6,009	15,049	24,616
Selling, general and administrative	3,664	8,322	23,437	36,109
Product rights amortization	—	—	375	1,972

Total operating expenses	4,636	14,331	40,436	74,159
Loss from operations	(4,636)	(14,331)	(35,701)	(48,620)
Other income (expense) — net	190	621	1,109	(154)
Loss before taxes	(4,446)	(13,710)	(34,592)	(48,774)
Income tax expense	—	—	105	1,285

Net loss	(4,446)	(13,710)	(34,697)	(50,059)
Accretion to redemption value of redeemable convertible preferred stock	(409)	(2,458)	(8,576)	(10,091)

Net loss attributable to common stockholders	$(4,855)	$(16,168)	$(43,273)	$(60,150)

Net loss attributable to common stockholders per common share, basic and diluted	$(7.28)	$(23.99)	$(57.58)	$(14.70)
Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	667,000	673,822	751,525	4,093,067
Pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock, basic and diluted (unaudited)		$(2.26)	$(2.47)	$(2.66)
Shares used in computing pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock, basic and diluted (unaudited)		6,060,284	14,072,707	18,791,015

	As of December 31,

	2000	2001	2002	2003(2)

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,317	$68,444	$62,604	$88,542
Working capital	4,966	66,568	60,891	86,539
Total assets	6,055	70,278	80,847	145,473
Convertible notes	—	—	—	13,374
Other long-term liabilities	—	—	190	8,144
Redeemable convertible preferred stock	10,312	87,790	135,987	—
Accumulated deficit	(4,590)	(19,697)	(62,950)	(120,559)
Total stockholders’ equity (deficit)	(4,709)	(19,783)	(62,216)	104,914

(1)	We acquired Laphal Développement S.A. on March 25, 2003 and its operations are included in our results since that date.

(2)	In November 2003 we completed our initial public offering, raising $76.2 million in net proceeds to us through the issuance of 6,000,000 shares of common stock. Concurrent with effective date of the IPO, all outstanding shares of our redeemable convertible preferred stock were converted into 17,030,956 shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Our goal is to create a global pharmaceutical company focused on in-licensing, developing and commercializing therapeutic products for the treatment of hematology and oncology patients. We were formed in August 1999 and commenced operations in January 2000 with the completion of our first round of equity financing. To date, we have licensed the rights to four products on either a global or regional basis. Two of these products are approved for marketing and are being sold by us, one in the U.S. and the second in Europe and Australia. The other two products are in registration, one of which has been approved for marketing in Australia and New Zealand and which we are currently selling in Europe on a compassionate use or named patient basis while we pursue full regulatory marketing approval.

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

      Since our inception we have generated significant losses. At December 31, 2003 our accumulated deficit was $120.6 million. We expect to continue to spend significant amounts on the development and sales and marketing of our existing products in 2004 and thereafter. In 2004, we plan on increasing our sales and marketing expenses to support the expected increase in sales of thalidomide and the anticipated launch of Vidaza in the U.S., subject to receiving FDA approval of our Vidaza NDA. We also plan to continue to invest in clinical studies to expand the use of thalidomide and to complete the Vidaza confirmatory trial. Additionally, we plan to continue to evaluate possible acquisitions of development-stage or approved products that would fit within our growth strategy. Accordingly, we will need to generate significantly greater revenues to achieve and then maintain profitability.

      Most of our expenditures to date have been for clinical and development activities and selling, general and administrative expenses. Clinical and development expenses represent costs incurred for clinical trials and data analysis, activities related to regulatory filings and manufacturing development efforts. We outsource our clinical trials and manufacturing development activities to independent organizations to maximize efficiency and minimize our internal overhead. We expense our clinical and development costs as they are incurred.

Selling, general and administrative expenses consist primarily of salaries and related expenses, general corporate activities and costs associated with promotion and marketing activities worldwide.

Acquisition

      In March 2003, we acquired all the outstanding stock of Gophar S.A.S., the parent company of Laphal. Laphal is a French pharmaceutical company focused on the sale of orphan drugs in France and Belgium, including its own formulation of thalidomide. We paid cash in the amount of €12.3 million at closing. Two additional payments of €4.0 million each will be paid if certain aggregate sales targets are achieved. Operating results for Laphal after the date of acquisition are included in our consolidated financial results for the year ended December 31, 2003.

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

Long-Lived Assets

      Our long-lived assets consist primarily of product rights and property and equipment. We estimate the useful lives of our long-term assets based on the period of time over which we expects to receive economic benefit. These estimates are based on industry information and product forecasts. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value.

Results of Operations

Comparison of Years Ended December 31, 2003, 2002 and 2001

      Our operating activities in 2001 were limited as compared to 2002 and 2003 as we were focused on identifying and acquiring products during 2001 as well as hiring employees and establishing our corporate infrastructure. We began generating revenue from product sales in July 2002 following the acquisition of commercial rights to Refludan® and Innohep®.

      Net sales. Net sales totaled $25.5 million for the year ended December 31, 2003 as compared to $4.7 million for the year ended December 31, 2002. Net sales included $3.8 million and $2.1 million in the U.S. and $21.7 million and $2.6 million in Europe and other countries for the years ended December 31, 2003 and 2002, respectively. The net sales growth in 2003 was due primarily to sales of thalidomide, which totaled $15.6 million for the year ended December 31, 2003. We began selling thalidomide in France and Belgium in April 2003 following our acquisition of Laphal. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe. The remaining increase in sales in 2003 is due to the fact that Refludan and Innohep were sold by us for a partial year in 2002 compared to the full year of 2003.

      Cost of sales. Cost of sales for the year ended December 31, 2003 totaled $11.5 million compared to $1.6 million for the year ended December 31, 2002. Cost of sales reflects the cost of product sold, royalties due on the sales of our products and the logistics costs related to selling our products. Our gross margin for the year ended December 31, 2003 was 55% as compared to 67% for 2002. Cost of sales for 2003 included two charges totaling $2.1 million which reduced our gross margin for this period by 8 percentage points. One of the charges totaled $.3 million and resulted from a retroactive adjustment to the cost of Refludan® sold in 2002. Under our supply agreement for Refludan®, the manufacturer is entitled to an adjustment to the cost of product supplied based on differences between estimated and actual volumes of Refludan® product supply purchased by us during the year. We were notified of the 2002 price adjustment in the second quarter of 2003 and, as a result, recorded the charge in 2003. The second charge recorded in 2003 was a $1.8 million charge to write-off the carrying value of obsolete or short-dated Refludan® inventory.

      Clinical, development and regulatory expenses. Clinical, development and regulatory expenses increased from $6.0 million in 2001, to $15.0 million in 2002, and to $24.6 million in 2003. These expenses consist primarily of salaries and benefits, contractor fees, principally with organizations assisting us with our clinical development programs, and license fees for drugs in development. Generally, the increases in these expenses were due to the in-licensing of products in 2001 and 2002, particularly Thalidomide Pharmion 50 mg and azacitidine. Under our license agreements, we are responsible for all remaining development and regulatory costs for both of these products. Although clinical studies for both products were complete at the time we acquired the drugs, we have incurred and expect to continue to incur significant costs analyzing and auditing the data from these studies and initiating additional clinical studies for the products. In addition, we have increased our staffing significantly over the past two years to support the regulatory and development activities for all of our products. Of the $9.6 million increase in clinical, development and regulatory expenses in 2003, $3.7 million was due to increased salaries and benefits expenses and other non-product related costs. In 2003 we spent approximately $16.8 million on azacitidine and thalidomide development, primarily for clinical programs, analysis of data from previously completed Phase III studies, manufacturing and formulation development, pursuing regulatory authorizations to sell thalidomide in Europe on a compassionate use and named patient basis, and establishing a medical safety, education and distribution system to support our thalidomide sales. This represented an increase of $5.8 million over product development expenses in 2002.

      Of the $9.0 million increase in clinical, development and regulatory expenses in 2002 over 2001, $1.3 million was due to increased salaries and benefits expenses. In 2002 we spent approximately $11.0 million on product development or an increase of $7.4 million over product development expenses in 2001.

      Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development is not reasonably estimable. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased from $8.3 million in 2001, to $23.4 million in 2002, and to $36.1 million in 2003. Selling expenses include salaries and benefits for sales and marketing personnel, advertising and promotional programs, professional education programs and facility costs for our sales offices located throughout Europe, and in Thailand and Australia. General and administrative expenses include salaries and benefits for corporate staff, outside legal, tax and auditing services, and corporate facility and insurance costs.

      Sales and marketing expenses totaled $20.8 million for 2003, an increase of $9.7 million over 2002. In the second half of 2002 and the first half of 2003, following the in-licensing of Refludan® and Innohep®, we began establishing our sales organizations in the U.S., Europe, and Australia and expanded our marketing staffing to support the commercialization of these products. This resulted in a $9.5 million increase in personnel related expenses, including salaries, benefits and travel, for the year ended December 2003 over 2002. Significant product marketing costs totaling $5.4 million were incurred to launch Refludan® and Innohep® in 2002, resulting in only a slight increase of $.2 million to on-going product related marketing costs in 2003.

      Sales and marketing expenses increased $9.0 million from 2001 to $11.1 million in 2002. This increase reflects the growth of our sales organizations worldwide in 2002 as well as the marketing programs for the products licensed in 2002.

      General and administrative expenses totaled $15.3 million for the year ended December 31, 2003, an increase of $3.0 million over 2002. The increase in 2003 of general and administrative expenses was due primarily to increased salaries, benefits and travel costs resulting from personnel hired to expand our corporate infrastructure and to support the additional responsibilities of becoming a public company. Of the $3.0 million increase, $1.9 million relates to facility and depreciation expenses, $.7 million to corporate staffing to support our business growth, $.8 million to product liability and directors and officers insurance costs, partially offset by a decrease of $.4 million in other corporate expenses.

      General and administrative expenses increased by $6.0 million from 2001 to a total of $12.3 million in 2002. Of this increase, $2.6 million relates to increased personnel-related costs, $1.1 million to increased facility costs, and $1.8 million to increased tax, audit, legal and insurance costs. This growth in expenses resulted from increased corporate activities to support the in-licensing of our four products and the establishment of our commercial infrastructure.

      We expect selling, general and administrative expenses to continue to increase in future years as we expand our U.S. and European sales forces to support the launch of products currently in development. While the dollar amount of selling, general and administrative expenses will increase, we expect these expenses as a percentage of net sales to decline as our sales volume increases.

      Product rights amortization. Product rights amortization totaled $2.0 million for the year ended December 31, 2003, an increase of $1.6 million over 2002. The increase in 2003 is due primarily to the amortization of product rights acquired through the March 2003 acquisition of Laphal and the renegotiation of the financial terms of the Refludan rights acquired from Schering in August 2003. Product rights amortization totaled $.4 million in 2002, which related to the acquisition of product licenses during 2002. We did not have any product rights amortization for 2001 since we did not acquire our first product until 2002.

      Interest and other income (expense), net. Interest and other income (expense), net, totaled ($.2) million for the year ended December 31, 2003, a decrease of $1.3 million from 2002. This decrease is primarily due to an increase in interest expense related to the $14 million 6% convertible notes issued in April 2003. Interest and other income (expense), net increased by $.5 million in 2002 over 2001 reflecting an increase in interest income on higher cash balances due to the sale of preferred stock in the fourth quarters of both 2001 and 2002.

      Income tax expense. Income tax expense totaled $1.3 million for the year ended December 31, 2003, an increase of $1.2 million over 2002. This increase in income tax expense is due primarily to additional capital-based taxes in certain jurisdictions, taxable income generated by Laphal acquired in March 2003, and an increase in the taxable income in the United Kingdom due to intercompany management fees earned for services provided to other foreign subsidiaries. We did not incur any income tax expense during 2001.

Liquidity and Capital Resources

      Since our inception, we have incurred significant losses and as of December 31, 2003, we had an accumulated deficit of $120.6 million. We have not yet achieved profitability, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our regulatory and development and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. To date, our operations have been funded with proceeds from the sale of preferred stock, the issuance of convertible notes, and the sale of common shares in our initial public offering. Net proceeds from our preferred stock sales totaled $125.0 million, the issuance of convertible notes generated $14.0 million, and our initial public offering in November 2003 resulted in net proceeds of $76.2 million. We began generating revenue from product sales in July 2002.

      Cash and cash equivalents increased from $62.6 million at December 31, 2002 to $88.5 million at December 31, 2003. This increase in cash is primarily due to the receipt of the net proceeds from our initial public offering of $76.2 million plus $14.0 million of proceeds from the issuance of convertible notes offset by cash used to fund operations of $47.7 million, purchases of property and equipment of $2.5 million, and net cash of $12.3 million used to acquire Laphal. Cash and cash equivalents decreased $5.8 million from December 31, 2001 to December 31, 2002. This net decrease was due to cash used to fund our 2002 operations of $35.1 million, capital expenditures of $2.9 million , and product acquisition payments totaling $8.0 million. These uses of cash were largely offset by $39.7 million in net proceeds from the sale of preferred stock in the fourth quarter of 2002.

      We expect that our cash on hand at December 31, 2003, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. In the event that we make additional product acquisitions, we expect that we will need to raise additional funds. Further, until we can generate sufficient cash from product sales, we expect to finance our operations through cash on hand plus proceeds from the sale of equity or debt securities. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.

Contractual Obligations

      Our contractual obligations as of December 31, 2003 were as follows:

		Less Than	1-3	4-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In millions)
Convertible notes	$14.0	$—	$—	$14.0	$—
Product and company acquisition payments	8.0	4.0	4.0	—	—
Product royalty payments	19.4	7.3	12.1	—	—
Long-term debt obligations	0.7	0.3	0.4	—	—
Clinical development funding	5.0	3.0	2.0	—	—
Operating leases	7.1	2.2	3.4	1.5	—
Inventory purchase commitments	1.8	1.8	—	—	—

Total — fixed contractual obligations	$56.0	$18.6	$21.9	$15.5	$—

      Convertible notes. In April 2003, we issued $14 million of 6% convertible notes due April 2008. On March 1, 2004, holders of the notes elected in accordance with the terms of the notes, to convert all $14 million of convertible notes plus accrued interest thereon into 1,342,170 shares of the Company’s common stock.

      Product and company acquisition payments. We have future payment obligations associated with our acquisition of Laphal and our licensing of Refludan®. Certain of these payments are fixed and determinable while the timing and amount of others are contingent upon future events such as achieving revenue milestones. Under the terms of our agreements with Schering, we agreed to make an aggregate of $10.0 million of fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005 and a royalty of 14% of our net sales commencing in January 2004 and up to $7.5 million of contingent payments described below.

      Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene and Penn T Limited, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire the earlier of 2006 or the date we obtain regulatory approval to market thalidomide in the E.U. The amounts reflected in the summary above represent the minimum amounts due under these agreements.

      Clinical development funding. We have entered into an agreement with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under our agreement, we will pay Celgene $3.0 million in 2004 and $2.0 million in 2005.

      Operating leases. Our commitment for operating leases relates to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These leases expire on various dates through 2011.

      Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, in addition to the $10.0 million of fixed payments required, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan® are achieved. The terms of our Laphal acquisition require two additional payments of €4 million each, or an aggregate of $10.0 million based on foreign currency exchange rates as of December 31, 2003, if Laphal’s products achieve future revenue milestones.

      Inventory purchase commitments. The contractual summary above includes contractual obligations related to our supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.

Factors Affecting Our Business Conditions

      In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects:

We have a history of net losses, and may not achieve or maintain profitability.

      We have incurred net losses since our inception, including a net loss of $50.1 million for the year ended December 31, 2003. As of December 31, 2003, we had an accumulated deficit of $120.6 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. We will need to generate significantly greater revenues to achieve and then maintain profitability. As a result, we are unsure when we will become profitable, if at all. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

      Our ability to fully commercialize Thalidomide Pharmion 50mg is subject to regulatory approval by governmental authorities in Europe and our other markets, while our ability to commercialize Vidaza is subject to regulatory approval by governmental authorities in the U.S., Europe and elsewhere. We cannot assure you that the results of the clinical trials conducted, we intend to conduct or we are required to conduct for Thalidomide Pharmion 50mg and Vidaza will support our applications for regulatory approval. The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market, and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure regulatory approval to commercialize a product. Some companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. We will not be able to market Thalidomide Pharmion 50mg or Vidaza in any country where the drug is not approved, and if Thalidomide Pharmion 50mg or Vidaza is not approved for sale in any market where we have acquired rights to the product, we will only be able to sell it in such market, if at all, on a compassionate use or named patient basis, which may limit sales and revenues.

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

      Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA, and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any products that we develop or acquire that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.

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

      The primary competition for our products currently are:

•	Thalidomide Pharmion 50mg: VelcadeTM, from Millenium Pharmaceuticals Inc., and RevlimidTM, from Celgene Corporation;

•	Vidaza: Thalomid® and RevlimidTM, each from Celgene, and Decitabine, from Supergen Inc.;

•	Innohep®: Lovenox®, from Aventis, and Fragmin®, from Pharmacia Corporation; and

•	Refludan®: Argatroban, from GlaxoSmithKline plc.

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

      We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and marketable securities as of December 31, 2003 will be sufficient to fund our operations for at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

      Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our senior management, especially Patrick J. Mahaffy, our President and Chief Executive Officer, and Judith A. Hemberger, our Executive Vice President and Chief Operating Officer, whose services are critical to the successful implementation of our product acquisition, development and regulatory strategies. If we lose their services or the services of one or more of the other members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. We are not aware of any present intention of any of these individuals to leave our company. We do not maintain key person life insurance on any of the members of our senior management. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel.

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

      Our employees, officers and directors may elect to sell their shares of our common stock or exercise their stock options in order to sell the stock underlying their options in the market. Sales of a substantial number of shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. Officers, directors and stockholders owning an aggregate of approximately 17.9 million shares, have agreed, subject to exceptions, that they will not, without the prior written consent of the underwriters, directly or indirectly sell any of these shares, or exercise any of their options and warrants prior to May 4, 2004, which is 180 days after the effective date of our initial public offering, but these agreements can be waived by the underwriters in their sole discretion

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could discourage, delay or prevent a change in control or management of Pharmion.

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

      We only recently completed our initial public offering. Prior to this offering, you could not buy or sell our common stock publicly. An active trading market for our common stock may not continue to develop or be sustained.

      Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of clinical trial results or new products;

•	changes in our growth rates or our competitors’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our products;

•	public concern as to the safety of our products;

•	changes in health care, drug pricing or reimbursement policies in a country where we sell our products;

•	our inability to raise additional capital;

•	conditions of the pharmaceutical industry or in the financial markets or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable

•	companies or the pharmaceutical industry generally.

If our officers, directors and largest stockholders choose to act together, they may be able to control our management and operations, acting in their best interests and not necessarily those of other stockholders.

      Our directors, executive officers and principal stockholders and their affiliates beneficially own approximately 68.7% of our common stock. Accordingly, they collectively have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

Item 7A.	Quantitative and Qualitative Disclosures on Market Risk

      We currently invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. The amount of interest income we earn on these funds will decline with a decline in interest rates. However, due to the short-term nature of short-term investment grade securities and money market accounts, an immediate decline in interest rates would not have a material impact on our financial position, results of operations or cash flows.

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

Item 8.	Financial Statements and Supplementary Data

      The financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting Financial Disclosure

      None.

Item 9A.	Controls and Procedures.

      We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute assurance that the design will succeed in achieving its stated goals.

      In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2003 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our code of ethics is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Code of Ethics.”

Item 11.	Executive Compensation

      The information required by this Item regarding executive compensation is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item regarding our equity compensations plans is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

      The information required by this Item regarding certain relationships and related transactions is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services.

      The information required by this Item regarding principal accountant fees and services is incorporated by reference from the information set forth in the sections of the Proxy Statement entitled “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Ernst & Young.”

PART IV

Item 15.	Exhibits, Financial Statements, and Schedules and Reports on Form 8-K

      (a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Pharmion Corporation. appearing on page F-1 of this report.

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2003, 2002 and 2001, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Page
Number

Schedule II Valuation and Qualifying Accounts	S-1

      (b) Reports on Form 8-K:

No reports on Form 8-K were filed by us during the fourth quarter of 2003.

      (c) Exhibits

Exhibit
Number	Description of Document

2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Stock Certificate.
4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.
10.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.
10.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.

Exhibit
Number	Description of Document

10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.17(1)*	Non-Competition Agreement, dated as of November 20, 2001, by and between the Registrant and Patrick J. Mahaffy.
10.18(1)*	Non-Competition and Severance Agreement, dated as of November 21, 2001, by and between the Registrant and Judith A. Hemberger.
10.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10.21(1)*	Employment Agreement, dated as of September 26, 2002, by and between the Registrant and Erle Mast.
10.22(1)*	Employment Agreement, dated as of September 26, 2002, by and between the Registrant and Gillian C. Ivers-Read.
10.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
21.1(1)	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney. (reference is made to page 44)
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHARMION CORPORATION

By: /s/ PATRICK J. MAHAFFY

Patrick J. Mahaffy
President and Chief Executive Officer

Date: March 25, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Patrick J. Mahaffy and Erle T. Mast, and each of them, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant on March 25, 2004, and in the capacities indicated:

Name	Title	Date

/s/ PATRICK J. MAHAFFY Patrick J. Mahaffy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2004

/s/ ERLE T. MAST Erle T. Mast	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2004

/s/ JUDITH A. HEMBERGER Judith A. Hemberger	Director	March 25, 2004

/s/ JAY MOORIN Jay Moorin	Director	March 25, 2004

/s/ BRIAN G. ATWOOD Brian G. Atwood	Director	March 25, 2004

/s/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	March 25, 2004

Name	Title	Date

/s/ M. JAMES BARRETT M. James Barrett	Director	March 25, 2004

/s/ JAMES BLAIR James Blair	Director	March 25, 2004

/s/ CAM L. GARNER Cam Garner	Director	March 25, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Pharmion Corporation

      We have audited the accompanying consolidated balance sheets of Pharmion Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. Our audits also include the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmion Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado

January 30, 2004
     Except for Note 9, as to which the date is
     March 1, 2004

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$88,541,793	$62,604,319
Accounts receivable, net of allowances of $818,516 and $733,656 at December 31, 2003 and 2002, respectively	7,992,177	519,909
Inventories	4,923,161	1,608,674
Prepaid royalties	1,342,987	1,000,000
Other current assets	2,779,203	2,044,489

Total current assets	105,579,321	67,777,391
Product rights, net	30,650,819	7,624,561
Property and equipment, net	5,049,420	3,877,908
Goodwill	3,651,804	—
Other assets	541,223	1,566,775

Total assets	$145,472,587	$80,846,635

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,241,075	$3,464,155
Accrued and other current liabilities	14,799,437	3,421,770

Total current liabilities	19,040,512	6,885,925
Long term liabilities:
Convertible notes	13,374,455	—
Deferred tax liability	3,664,618	—
Other long-term liabilities	4,479,267	190,115

Total long term liabilities	21,518,340	190,115

Total liabilities	40,558,852	7,076,040
Redeemable convertible preferred stock:
Preferred stock: par value $0.001, 0 and 71,000,000 shares authorized at December 31, 2003 and 2002, respectively:
5,100,000 shares designated as Series A-1 redeemable convertible preferred stock (at redemption value, which includes cumulative preferred stock accretion of $0 and $1,226,483 at December 31, 2003 and 2002, respectively); no shares issued and outstanding at December 31, 2003 and 5,069,792 shares issued and outstanding at December 31, 2002	—	6,273,565
12,900,000 shares designated as Series A-2 redeemable convertible preferred stock (at redemption value, which includes cumulative preferred stock accretion of $0 and $3,087,557 at December 31, 2003 and 2002, respectively); no shares issued and outstanding at December 31, 2003 and 12,843,473 issued and outstanding at December 31, 2002	—	22,337,180
33,000,000 shares designated as Series B redeemable convertible preferred stock (at redemption value, which includes cumulative preferred stock accretion of $0 and $6,582,884 at December 31, 2003 and 2002, respectively); no shares issued and outstanding at December 31, 2003 and 31,071,769 issued and outstanding at December 31, 2002	—	67,116,337
20,000,000 shares designated as Series C redeemable convertible preferred stock (at redemption value, which includes cumulative preferred stock accretion of $0 and $544,973 at December 31, 2003 and 2002 respectively); no shares issued and outstanding at December 31, 2003 and 19,138,756 issued and outstanding at December 31, 2002	—	40,259,803

Total redeemable convertible preferred stock	—	135,986,885
Stockholders’ equity (deficit)
Common stock: par value $0.001, 100,000,000 shares authorized, 23,948,636 and 869,177 shares issued and outstanding at December 31, 2003 and 2002, respectively	23,949	869
Preferred stock: par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002	—	—
Paid-in capital	222,217,779	—
Deferred compensation	(1,155,169)	(44,149)
Accumulated other comprehensive income	4,386,182	776,938
Accumulated deficit	(120,559,006)	(62,949,948)

Total stockholders’ equity (deficit)	104,913,735	(62,216,290)

Total liabilities and stockholders’ equity (deficit)	$145,472,587	$80,846,635

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2003	2002	2001

Net sales	$25,539,248	$4,735,354	$—
Operating expenses:
Cost of sales, including royalties of $4,604,681 and $340,057 for the years ending December 31, 2003 and 2002, respectively	11,461,994	1,575,105	—
Clinical, development and regulatory	24,615,968	15,049,487	6,009,406
Selling, general and administrative	36,108,728	23,436,614	8,322,489
Product rights amortization	1,971,597	375,439	—

Total operating expenses	74,158,287	40,436,645	14,331,895

Loss from operations	(48,619,039)	(35,701,291)	(14,331,895)
Interest and other income (expense), net	(154,390)	1,109,690	621,664

Loss before taxes	(48,773,429)	(34,591,601)	(13,710,231)
Income tax expense	1,285,473	105,255	—

Net loss	(50,058,902)	(34,696,856)	(13,710,231)
Less accretion of redeemable convertible preferred stock to redemption value	(10,090,971)	(8,575,644)	(2,457,425)

Net loss attributable to common stockholders	$(60,149,873)	$(43,272,500)	$(16,167,656)

Net loss attributable to common stockholders per common share, basic and diluted	$(14.70)	$(57.58)	$(23.99)
Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	4,093,067	751,525	673,822
Unaudited pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	$(2.66)	$(2.47)	$(2.26)
Shares used in computing unaudited pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	18,791,015	14,072,707	6,060,284

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Total
	Common Stock		Treasury Stock		Additional		Other		Stockholders’
					Paid-In	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	(Deficit)	(Deficit)

Balance at January 1, 2001	667,000	$667	—	$—	$—	$(132,467)	$11,513	$(4,588,450)	$(4,708,737)
Accretion of preferred stock to redemption value	—	—	—	—	(1,059,506)	—	—	(1,397,919)	(2,457,425)
Issuance of common stock for services rendered	10,000	10	—	—	79,990	—	—	—	80,000
Exercise of stock options	172,500	173	—	—	94,577	—	—	—	94,750
Repurchase of unvested shares of common stock	—	—	(22,500)	(13,500)	—	—	—	—	(13,500)
Issuance of warrants	—	—	—	—	884,939	—	—	—	884,939
Deferred compensation	—	—	—	—	—	44,158	—	—	44,158
Foreign currency translation adjustment	—	—	—	—	—	—	2,800	—	2,800
Net loss	—	—	—	—	—	—	—	(13,710,231)	(13,710,231)

Comprehensive loss									(13,707,431)

Balance at December 31, 2001	849,500	850	(22,500)	(13,500)	—	(88,309)	14,313	(19,696,600)	(19,783,246)
Exercise of stock options	42,177	42	—	—	32,629	—	—	—	32,671
Cancellation of unvested shares of common stock	(22,500)	(23)	22,500	13,500	(13,477)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	44,160	—	—	44,160
Accretion of preferred stock to redemption value	—	—	—	—	(19,152)	—	—	(8,556,492)	(8,575,644)
Foreign currency translation adjustment	—	—	—	—	—	—	762,625	—	762,625
Net loss	—	—	—	—	—	—	—	(34,696,856)	(34,696,856)

Comprehensive loss									(33,934,231)

Balance at December 31, 2002	869,177	869	—	—	—	(44,149)	776,938	(62,949,948)	(62,216,290)
Exercise of stock options	53,190	53	—	—	73,595	—	—	—	73,648
Repurchase and cancellation of unvested shares of common stock	(4,687)	(4)	—	—	(1,871)	—	—	—	(1,875)
Deferred compensation associated with stock option grants	—	—	—	—	1,740,879	(1,740,879)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	629,859	—	—	629,859
Issuance of warrants associated with convertible notes	—	—	—	—	729,697	—	—	—	729,697
Accretion of preferred stock to redemption value	—	—	—	—	(2,540,815)	—	—	(7,550,156)	(10,090,971)
Conversion of preferred stock to common stock	17,030,956	17,031			146,060,825	—	—	—	146,077,856
Issuance of common stock, net of issuance costs	6,000,000	6,000	—	—	76,155,469	—	—	—	76,161,469
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	3,609,244	—	3,609,244
Net loss	—	—	—	—	—	—	—	(50,058,902)	(50,058,902)

Comprehensive loss									(46,449,658)

Balance at December 31, 2003	23,948,636	$23,949	—	$—	$222,217,779	$(1,155,169)	$4,386,182	$(120,559,006)	$104,913,735

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002		2001

Operating activities
Net loss	$(50,058,902)		$(34,696,856)	$(13,710,231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,516,450		1,044,453	212,868
Development expense related to warrant issuance	—		—	884,939
Compensation expense related to stock option issuance	629,859		—	—
Other	201,675		62,834	124,158
Changes in operating assets and liabilities:
Accounts receivable, net	(5,610,818)		(433,065)	(68,757)
Inventories	(1,733,357)		(1,351,257)	—
Other current assets	(232,363)		(2,544,209)	(224,809)
Other long-term assets	1,033,649		(1,484,399)	(32,823)
Accounts payable	(1,081,441)		2,709,344	495,355
Accrued and other current liabilities	5,632,587		1,612,470	1,310,553

Net cash used in operating activities	(47,702,661)		(35,080,685)	(11,008,747)
Investing activities
Purchases of property and equipment	(2,468,685)		(2,904,669)	(981,657)
Acquisition of business, net of cash acquired	(12,289,524)		—	—
Purchase of product rights	(1,000,000)		(8,000,000)	—

Net cash used in investing activities	(15,758,209)		(10,904,669)	(981,657)
Financing activities
Proceeds from sale of preferred and common stock, net of issuance costs	76,233,243		39,654,022	75,115,055
Proceeds from issuance of convertible notes and warrants	14,000,000		—	—
Payment of debt obligations	(1,075,924)		(7,856)	—

Net cash provided by financing activities	89,157,319		39,646,166	75,115,055
Effect of exchange rate changes on cash and cash equivalents	241,025		499,276	2,800

Net increase (decrease) in cash and cash equivalents	25,937,474		(5,839,912)	63,127,451
Cash and cash equivalents, beginning of period	62,604,319		68,444,231	5,316,780

Cash and cash equivalents, end of year	$88,541,793		$62,604,319	$68,444,231

Noncash items:
Repurchase of restricted stock	$—	$		$(13,500)
Financed property and equipment acquisitions	—		222,705	—
Financed product rights acquisition	8,208,071		—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	237,421		3,179	526
Cash paid for income taxes	237,389		—	—

See accompanying notes.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Operations

      Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both late-stage development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up-front cash payments. To date, the Company has acquired the distribution and marketing rights to four products, two of which are approved for marketing and two that are in late-stage development. The Company has established operations in the United States, Europe, and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.

      On November 5, 2003, the Company completed an initial public offering (“IPO”), which resulted in net proceeds of $76.2 million from the issuance of 6,000,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock were converted into shares of common stock.

      On September 25, 2003, the Company effected a one for four reverse stock split of its common stock. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

2.	Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements include the accounts of Pharmion Corporation and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income resulting from cash and cash equivalent holdings was $494,595, $990,842 and $621,664 for the years ended December 31, 2003, 2002 and 2001, respectively.

Inventories

      Inventories consist of Innohep®, Refludan® and Thalidomide. Innohep® is a drug that is sold exclusively in the U.S. market, while Refludan® and Thalidomide are sold in the international markets. All of the products are manufactured by third-party manufacturers and delivered to the Company as finished goods. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. The Company wrote off $1.8 million of obsolete and short-dated inventory during the year ended 2003.

Revenue Recognition

      The Company sells its products to wholesale distributors and directly to hospitals, clinics, and retail pharmacies. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Within the United States and certain foreign countries, revenue is recognized upon shipment (freight on board shipping point) as title has transferred to the customer along with the risk and rewards of ownership. In certain other foreign

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

countries it is common practice that ownership transfers upon receiving the product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title effectively transfers.

      Revenue is reported net of allowances for chargebacks from distributors, product returns, rebates, and discounts. Significant estimates are required in determining such allowances and are based on historical data, industry information, and information from customers. If actual results are different from the estimates, the Company will adjust the allowances at the time such differences become apparent.

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

Risks and Uncertainties

      The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of proprietary rights.

Advertising Costs

      The Company expenses all advertising, promotional and publication costs as incurred. Total advertising costs were approximately $2,218,000 and $1,914,000 and $72,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Translation of Foreign Currencies

      The functional currencies of the Company’s foreign subsidiaries are the local currencies, primarily the British Pound Sterling, Euro, and Swiss Franc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, assets and liabilities are translated using the current exchange rate as of the balance sheet date. Income and expenses are translated using a weighted average exchange rate over the period ending on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders’ equity (deficit). Foreign exchange transaction gains and losses which, to date have been immaterial, are included in the results of operations.

Comprehensive Income

      The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries.

Product Rights

      The cost of acquiring the distribution and marketing rights of the Company’s products were capitalized and are being amortized on a straight-line basis over the estimated benefit period of 10-15 years.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

      The Company completed a business acquisition in 2003, which resulted in the creation of goodwill. In accordance with SFAS no. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS 142 requires the Company to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, the Company will record the impairment charge to the statement of operations in the period it is discovered.

Property and Equipment

      Property and equipment are stated at cost. Repairs and maintenance are charged to operations as incurred, and significant expenditures for additions and improvements are capitalized. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter. Depreciation and amortization of property and equipment are computed using the straight-line method based on the following estimated useful lives:

Estimated
Useful Life

Computer hardware and software	3 years
Leasehold improvements	3-5 years
Equipment	7 years
Furniture and fixtures	10 years

Long-Lived Assets

      Long-lived assets, other than goodwill, consist primarily of product rights, and property and equipment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the recoverability of the carrying value of long-lived assets to be held and used is evaluated based upon changes in the business environment or other facts and circumstances that suggest they may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows generated by these assets, the Company reduces the carrying amount to the estimated fair value.

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

      The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses based on the financial condition of customers and the aging of accounts. Losses have been within management’s expectations.

      In 2003 and 2002, revenues generated from three customers in the United States totaled approximately 13% and 37%, respectively, of consolidated net revenues. Revenues generated from international customers were individually less than 5% of consolidated net revenues.

Clinical, Development and Regulatory Costs

      Clinical, development, and regulatory costs include salaries, benefits and other personnel related expenses as well as fees paid to third parties for clinical development and regulatory services. Such costs are expensed as incurred.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

      Financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments approximate fair value due to their short-term nature.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation

      The Company has elected to account for its stock compensation arrangements to employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related interpretations. Under the provisions of APB 25, the company utilizes the intrinsic value method of accounting. Under this method, compensation expense is recognized on the date of grant if the current market price of the underlying stock exceeds the exercise price. The difference in value between the current market price and the exercise price is recorded as deferred compensation and is amortized to expense over the vesting period of the option on a straight-line basis.

      Pro forma information regarding net loss is required by SFAS 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options granted was estimated at the date of grant using the Black-Scholes valuation model. Under this model, the following assumptions were used:

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Expected stock price volatility	86%	85%	83%
Risk free interest rate	2.8%	2.9%	4.0%
Expected life of options	5 years	5 years	5 years

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The expected stock price volatility was estimated using percentages reported by similar public companies within the pharmaceutical industry as the Company does not have a sufficient trading history from which to calculate volatility. The weighted-average fair value per share was $8.98, $1.33 and $0.53 for the options granted in 2003, 2002, and 2001, respectively. The difference between the actual expense recorded and pro forma expense for all periods presented is provided in the table below:

	Years Ended December 31,

	2003	2002	2001

Net loss attributable to common stockholders as reported	$(60,149,873)	$(43,272,500)	$(16,167,656)
Add stock based compensation expense included in net loss	585,710	—	—
Deduct total stock based compensation expense determined using the fair value method for all rewards	(5,480,067)	(1,519,459)	(122,453)

Pro forma net loss	$(65,044,230)	$(44,791,959)	$(16,290,109)

Net loss per common share basic and diluted
As reported	$(14.70)	$(57.58)	$(23.99)
Pro forma	(15.89)	(59.60)	(24.18)

      Option valuation models such as the Black-Scholes value method described above require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of the Company’s management, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      The Company accounts for options issued to consultants using the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services.

Net Loss Per Share

      Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period reduced, where applicable, for outstanding, yet unvested, shares. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential incremental common shares outstanding during the period, if their effect is dilutive. Potential incremental common shares include shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible notes and redeemable convertible preferred stock outstanding during the period. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti-dilutive. Such shares totaled 3,625,180, 5,800,304 and 4,715,691 for the years ended December 31, 2003, 2002 and 2001, respectively.

Pro Forma Net Loss Per Share

      Immediately prior to the effective date of the IPO (November 12, 2003), all redeemable convertible preferred stock shares outstanding converted into an aggregate of 17,030,956 shares of common stock. The pro forma net loss per share was calculated on the consolidated statement of operations for fiscal years 2003, 2002 and 2001 to show the effects of this conversion on earnings per share. It is computed by dividing net loss before accretion of redeemable convertible preferred stock by the weighted average number of common shares

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding, including the pro forma effects of conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock.

3.	Geographic Information

      Foreign and domestic financial information (in thousands):

		United	Foreign
	Year	States	Entities	Total

Net Sales	2003	$3,751	$21,788	$25,539
	2002	2,100	2,635	4,735
	2001	—	—	—
Operating loss	2003	$(32,899)	$(15,720)	$(48,619)
	2002	(26,114)	(9,587)	(35,701)
	2001	(11,451)	(2,881)	(14,332)
Total Assets	2003	$90,295	$55,178	$145,473
	2002	69,626	11,221	80,847
	2001	66,984	3,294	70,278

4.	Acquisition of Laphal Développement

      On March 25, 2003, a subsidiary of the Company acquired 100% of the outstanding stock of Gophar S.A.S. and its wholly owned subsidiary, Laphal Développement S.A. (collectively, “Laphal”). Laphal is a French pharmaceutical company focused on the sale of orphan drugs primarily in France and Belgium. Under the terms of the related Stock Purchase Agreement (“SPA”), the Company paid €12 million at closing, less the amount of Laphal’s net financial debt (as defined in the SPA). The actual amount of cash paid for Laphal, net of cash received in the acquisition and including transaction costs incurred was approximately $12.3 million. Two additional payments of €4 million each will be paid if certain aggregate sales targets are achieved. As a result of this purchase, the Company acquired the rights to the Laphal thalidomide formulation and access to certain European markets.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following assets and liabilities were acquired in the acquisition of Laphal. The purchase price allocation is subject to adjustment up to one year from the acquisition date.

As of March 25,
2003

Current assets:
Cash and cash equivalents	$1,551,479
Accounts receivable	1,096,486
Inventories	413,707
Other current assets	496,447

Total current assets	3,558,119
Product rights	13,723,231
Goodwill	3,651,804
Property and equipment, net	8,743

Total assets acquired	20,941,897

Current liabilities:
Accounts payable	$1,353,288
Accrued and other current liabilities	1,206,851
Long-term debt, due within one year	277,006

Total current liabilities	2,837,145
Deferred tax liability	3,651,804
Long-term debt	576,100

Total liabilities assumed	$7,065,049

Net assets acquired	$13,876,848

      The operating results of Laphal have been included in the results of the Company from the date of the acquisition. Product rights relate to thalidomide and are being amortized over the 15 year period in which the Company expects to generate significant revenues from this product.

      The following pro forma combined financial information for the years ended December 31, 2003 and 2002 is derived from the historical financial statements of the Company and of Laphal for the periods then ended, adjusted to give effect to their consolidation using the purchase method of accounting and to reflect interest costs on the convertible notes issued by the Company to fund the acquisition. This pro forma financial information assumes the acquisition of Laphal occurred as of the beginning of the periods shown. It is provided for illustrative purposes only and is not indicative of the operating results that would have been achieved had the acquisition been consummated at the dates indicated, nor is it necessarily indicative of future operating results:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Net sales	$27,326,566	$10,283,058
Net loss	$(50,426,996)	$(36,374,903)
Net loss attributable to common stockholders per common share, basic and diluted	$(14.79)	$(59.81)

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	License Agreements

      The cost value and accumulated amortization associated with the Company’s product rights is as follows:

	As of December 31, 2003		As of December 31, 2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized product rights:
Innohep®	$5,000,000	$(750,000)	$5,000,000	$(250,000)
Refludan®	12,208,071	(865,045)	3,000,000	(125,439)
Thalidomide	15,849,130	(791,337)	—	—

Total product rights	$33,057,201	$(2,406,382)	$8,000,000	$(375,439)

      Amortization expense of $1,971,620, $375,439 and $0 was recorded for the years ended December 31, 2003, 2002 and 2001, respectively. The estimated amortization expense for the next five years is approximately $2.9 million per year.

Innohep®

      In June 2002, the Company entered into an agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep®. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep® in the United States. On the closing date the Company paid $5 million for the license, which is capitalized as product rights and is being amortized over a 10 year period in which the Company expects to generate significant revenues. On the closing date, the Company paid an additional $2.5 million, which is creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. The agreement has a term of ten years.

Refludan®

      In May 2002, the Company entered into agreements to acquire the exclusive right to market and distribute Refludan® in all countries outside the U.S. and Canada. These agreements, as amended in August 2003, transferred all marketing authorizations and product registrations for Refludan® in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $5 million to date and is obligated to make eight additional fixed payments to Schering, payable in quarterly installments of $1 million through the end of 2005. The value of the total cash payments made and the present value of future payments is $12.2 million, which was capitalized to product rights and is being amortized over the 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company paid Schering an 8% royalty on net sales of Refludan® through December 31, 2003 and will pay a royalty of 14% of net sales of Refludan® thereafter until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

Azacitidine and Thalidomide

      In 2001, the Company acquired the development and commercialization rights to two products being developed for the treatment of certain bone marrow disorders and malignancies. Global rights to azacitidine

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were licensed from Pharmacia Corporation. Rights to Thalomid® (thalidomide) were licensed in all countries outside the U.S., Canada, and certain Asian countries from Celgene Corporation and Penn T Limited. The Company is responsible for all remaining costs associated with the development, regulatory review, and commercialization of these products.

      Under the terms of the Company’s agreement with Pharmacia, the Company is obligated to pay a royalty of up to 20% on net sales of azacitidine. The license from Pharmacia has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country.

      Under the Company’s agreements with Penn and Celgene, the Company will pay a combined royalty of 36% of net sales, less the Company’s purchase price from Penn of the units of product sold, on all sales of thalidomide once it is approved by the appropriate health regulatory authority for sale in any country within the Company’s license territory. Until such approvals are obtained, the combined royalty payment obligations to Celgene and Penn are generally lower than 36%. The Company’s royalty payment obligations to Celgene and Penn are subject to certain minimum yearly payment thresholds. The minimum payment obligations, which total approximately $1.9 million per quarter, expire the earlier of 2006 or the date we obtain regulatory approval to market thalidomide in Europe. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, the Company also agreed to fund an aggregate of $8.0 million of Celgene’s clinical trial development costs for clinical studies of thalidomide. Through December 31, 2003, the Company had funded $3 million of the $8 million commitment with $5 million to be paid in quarterly installments during 2004 and 2005. The agreements with Celgene and Penn each have a ten year term beginning from the date of receipt of the first regulatory approval for thalidomide in the United Kingdom, subject, in the case of the Celgene agreement to Celgene having a right to terminate the agreement if the Company has not obtained that approval by November 2006.

      In connection with the 2003 acquisition of Laphal (see note 4), the Company acquired rights to Laphal’s formulation of Thalidomide. The portion of the Laphal purchase price allocated to Thalidomide has been included in product rights, net on the accompanying consolidated balance sheet.

6.	Property and Equipment

	December 31,

	2003	2002

Property and equipment:
Computer hardware and	$4,251,895	$2,378,433
software Furniture and fixtures	1,311,303	999,970
Equipment	827,681	521,027
Leasehold improvements	1,213,363	959,669

	7,604,242	4,859,099
Less accumulated depreciation	(2,554,822)	(981,191)

Total property and equipment, net	$5,049,420	$3,877,908

      Depreciation expense was $1,544,830, $669,014 and $213,945 for the years ended December 31, 2003, 2002 and 2001, respectively.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued and Other Current Liabilities

	December 31,

	2003	2002

Accrued and other current liabilities
Royalties payable	$2,040,588	$—
Income taxes payable	1,035,652	98,920
Product rights and notes payable	3,988,456	42,380
Accrued salaries and benefits	3,180,228	1,475,960
Accrued operating expenses	4,554,513	1,804,510

	$14,799,437	$3,421,770

8.	Other Long-term Liabilities

      Other long-term liabilities as of December 31, 2003 and 2002 consisted of the following items:

	2003	2002

Product rights payable	$7,398,544	$—
Notes payable	1,069,179	232,495

	8,467,723	232,495
Current portion of product rights and notes payable	(3,988,456)	(42,380)

Other long term liabilities	$4,479,267	$190,115

      In August 2003, the Company restructured the purchase of Refludan product rights with Schering AG and agreed to make a $1 million payment upon execution of the agreement and nine future quarterly payments of $1 million commencing in December 2003. The future payments were discounted at 7% per annum, to determine the present value of the product rights payable balance.

      Maturities of other long-term liabilities are as follows:

2004	$3,988,456
2005	4,288,465
2006	123,666
2007	64,315
2008	2,821

$8,467,723

9.	Convertible Notes (subsequent event)

      In April 2003, the Company issued $14 million of 6% convertible notes. Proceeds from the convertible notes were used to fund the acquisition of Laphal. Interest on the notes is payable annually and the notes are due in their entirety in April 2008. Interest expense of $619,265 was recorded in 2003 associated with the notes. The notes are convertible into shares of the Company’s common stock at a conversion price of $11.00 per share. The Company has the right to call the notes if shares of the Company’s common stock maintain an average closing price of $15.00 per share or more on a public market over a 20-day consecutive trading period. Holders of the notes also received warrants to purchase an aggregate of 424,242 shares of the Company’s common stock at a price of $11.00 per share. The value of these warrants has been reflected as an additional debt discount to be amortized over the term of the debt.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Subsequent to December 31, 2003, the Company exercised its right to call the convertible notes and, effective March 1, 2004, holders of the notes converted the entire $14 million of convertible notes and accrued interest thereon into 1,342,170 shares of the Company’s common stock. Had these shares converted upon issuance in 2003, the net loss attributable to common stockholders per common share, basic and diluted for the year ended December 31, 2003 would have been $(11.90).

10.	Leases and Other Commitments

      The Company leases office space and equipment under various noncancelable operating lease agreements. One of these agreements has a renewal term which allows the Company to extend this lease up to six years, or through 2013. Rental expense was $1,561,425, $943,635 and $443,274 for the years ended December 31, 2003, 2002 and 2001, respectively.

      As of December 31, 2003, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows:

2004	$2,199,359
2005	1,905,300
2006	1,455,486
2007	982,957
2008	550,780

Total minimum lease payments	$7,093,882

11.	Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). Under the provisions of SFAS 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.

      At December 31, 2003, the Company has federal, state, and foreign net operating loss carryforwards for income tax purposes of approximately $77.3 million, which will expire in the years 2019 through 2023 if not utilized.

      The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could be triggered by an initial public offering or by subsequent sales of securities by the Company or its stockholders.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2003	2002

Deferred tax assets:
Allowance on accounts receivable	$301,476	$270,947
Organization costs	4,769,663	7,649,063
Credit carryforwards	4,195,219	142,977
Net operating loss	18,822,182	8,219,129
Other	400,133	426,064

Total gross deferred tax assets	28,488,673	16,708,180
Valuation allowance	(28,282,751)	(16,625,666)

Deferred tax assets, net of valuation allowance	205,922	82,514

Deferred tax liabilities:
Depreciation	(143,883)	—
Amortization of product rights	(3,559,476)	—
Prepaid expenses	(154,366)	(66,209)
Other	(12,815)	(16,305)

Total gross deferred tax liabilities	(3,870,540)	(82,514)

Net deferred tax liability	$(3,664,618)	$—

      A valuation allowance was recorded in 2003 and 2002 due to the Company’s inability to determine if it is more likely than not that the deferred tax asset will be realized in future periods.

      The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Years Ended
	December 31,

	2003	2002

Expected federal income tax benefit (expense) at statutory rate	34.00%	34.00%
Effect of permanent differences	(4.36)%	(0.09)%
State income tax, net of federal benefit	1.19%	2.12%
Effect of tax credits	5.31%	0.00%
Effect of foreign operations	(5.04)%	0.00%
Valuation allowance	(33.74)%	(36.33)%

	(2.64)%	(0.30)%

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes is comprised of the following:

	Years Ended
	December 31,

	2003	2002

Current provision:
Federal	$—	$—
State	194,496	—
Foreign	1,090,977	105,255

Total	1,285,473	105,255
Deferred provision:
Federal	(7,067,508)	—
State	(609,273)	—
Foreign	(3,986,714)	—

Total	(11,663,495)	—
Valuation allowance	11,663,495	—

Total	$1,285,473	$105,255

12.	Stock Option Plans

      In 2000, the Company’s Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”) and authorized 2,758,000 shares of stock to be reserved under the plan. The 2000 Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and stock purchase rights to purchase shares of the Company’s common stock. A total of 886,612 shares of common stock are available for future stock option issuance to eligible employees, consultants, and directors of the Company as of December 31, 2003.

      In 2001, the Company’s Board of Directors approved the 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”) and authorized 375,000 shares of stock to be reserved under the plan. The 2001 Plan provides for awards of nonstatutory stock options only. A total of 187,500 shares of common stock are available for future stock option issuance to directors of the Company as of December 31, 2003.

      The 2000 Plan and the 2001 Plan are administered by the compensation committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, generally over a period of four years, and all other terms and conditions of each award. The grants expire 7 and 10 years from the date of grant for the 2000 and 2001 Plans, respectively.

      In November 2001, the Board of Directors amended all existing U.S. stock option agreements under both the 2000 and 2001 Plans. The amendment provided that all options are immediately exercisable. However, any shares acquired upon exercise are subject to repurchase by the Company over a reverse vesting period that entitles the optionee to exactly the same vesting schedule as the original grant. The repurchase price is equal to the exercise price of the options. Under the 2000 and the 2001 Plan, employees and directors have exercised options to purchase 59,869 and 90,945 shares that are not yet vested at December 31, 2003 and 2002, respectively.

      All options granted after November 5, 2003, the effective date of the Company’s initial public offering, will be exercisable only when the optionee is vested in such options.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In September 2003, the Board of Directors amended both the 2000 and 2001 plans to allow for automatic “evergreen” annual additions to the stock options available for grant not to exceed 500,000 shares and 50,000 shares, respectively.

      A summary of the Plans’ activity is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, January 1, 2001	190,754	$0.40
Granted	232,250	0.76
Exercised	(172,500)	0.52
Terminated or expired	(13,125)	0.44

Balance, December 31, 2001	237,379	0.68
Granted	1,142,738	1.96
Exercised	(42,177)	0.76
Terminated or expired	(15,948)	0.56

Balance, December 31, 2002	1,321,992	1.76
Granted	610,219	9.21
Exercised	(53,190)	1.38
Terminated or expired	(60,809)	1.91

Balance, December 31, 2003	1,818,212	$4.28

      A summary of options outstanding as of December 31, 2003, is as follows:

				Exercisable Options
	Outstanding Options
				Shares
		Weighted-Average	Weighted-	Currently	Weighted-
	Shares	Remaining	Average	Vested and	Average
Exercise Price	Under Option	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.40	76,375	3.8	$.40	60,089	$0.40
$0.60	46,691	5.3	$.60	29,009	$0.60
$1.60	633,498	5.5	$1.60	268,703	$1.60
$2.40	689,898	6.3	$2.40	162,500	$2.40
$12.12	22,500	6.9	$12.12	—	$—
$13.67	346,000	6.9	$13.67	—	$—
$14.07	3,250	7.0	$14.07	—	$—

Total	1,818,212	6.0	$4.28	520,301	$1.66

      During the period January 1, 2003 through November 5, 2003, the effective date of the Company’s initial public offering, options were granted to employees and directors at exercise prices that were less than the estimated fair value of the underlying shares of common stock as of the grant date. In accordance with APB 25, deferred compensation expense is being recognized for the excess of the estimated fair value of the Company’s common stock as of the grant date over the exercise price of the options and amortized to expense on a straight-line basis over the vesting periods of the related options, which is generally 4 years. The Company recorded compensation expense totaling $585,710 for the year ended December 31, 2003. As of December 31, 2003, the unamortized compensation expense recorded as deferred compensation within the statement of stockholders’ equity (deficit) was $1,155,169.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Common and Redeemable Convertible Preferred Stock

Common Stock

      On January 4, 2000, the Company issued 667,000 shares of its common stock to founders for $2,000. On January 5, 2000, the Company executed a restricted stock agreement pertaining to the issuance of these shares to its founders. Under this agreement, 33.33% of these shares vested immediately while the remaining shares vest over a term of forty-eight months. As a result, the Company’s 2003, 2002 and 2001 statements of operations reflect $44,149, $44,160 and $44,158, respectively, of stock compensation related to this arrangement.

Redeemable Convertible Preferred Stock

      In January 2000, the Company issued 5,069,792 shares of redeemable convertible preferred stock (“Series A Preferred”), in a first closing, to a group of private investors at a purchase price of $1.00 per share. In December 2000 and January 2001, the Company issued 3,237,500 and 9,605,973 shares, respectively, of Series A Preferred, in a second closing, to the same group of investors at a purchase price of $1.50 per share. In November 2001, the Company issued 31,071,769 shares of redeemable convertible preferred stock (“Series B Preferred”) to a group of investors at a purchase price of $2.09 per share. In October 2002, the Company issued 19,138,756 shares of redeemable convertible preferred stock (“Series C Preferred”) at a purchase price of $2.09 per share.

      All of the preferred shares had preferences before common stock in liquidation equal to the initial preferred purchase price, plus any accrued but unpaid noncumulative dividends. In addition, the Series B and Series C Preferred shares had preferences before the Series A Preferred shares and were entitled to share on a pro rata, as if converted, basis in the remaining assets with the common shares after preferential liquidation payments were made to preferred shareholders.

      In connection with the completion of the Company’s initial public offering in November 2003, all of the outstanding shares of redeemable convertible preferred stock were automatically converted into 17,030,956 shares of the Company’s common stock.

Warrants

      In November 2001, the Company issued a warrant to purchase 1,701,805 shares of Series B Preferred stock at $2.09 per share to a business partner which is exercisable one year after the date of grant and expires seven years from the date of grant. Based on the estimated fair value of the warrant, development expense in the amount of $884,939 was recorded in connection with the issuance of this warrant in 2001. Upon conversion of the Company’s preferred shares to common stock in November 2003, the number of shares available under the warrant has been automatically modified to 425,451 shares of common stock at $8.36 per share.

      In April 2003, the Company issued two warrants in conjunction with the convertible debt issued in 2003. The warrants have a life of five years and can be exercised immediately. A total of 424,242 shares of common stock can be purchased at a price of $11.00 per share under these warrants. The $729,697 fair value of the warrant has been classified as APIC with a corresponding amount treated as a debt discount which is being amortized using the interest method.

14.	Employee Savings Plans

      Through 2002, the Company’s employees located in the U.S., were leased from ADP Total Source II, the employer of record, and worked exclusively for the Company. These employees participated in a 401(k) plan sponsored by ADP Total Source II that allowed participants to contribute up to 15% of their salary, subject to eligibility requirements and annual limits. Effective January 1, 2003, the employee leasing arrangement with ADP Total Source II was terminated and the administration of the 401(k) plan for U.S. employees was transitioned to the Company. Under the ADP and Company sponsored plans, the Company matches 100% of the participant’s contribution up to a limit of 3% of the participant’s annual salary. Matching contributions

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

totaled $204,561, $112,910 and $116,526 in 2003, 2002 and 2001, respectively. The Company’s international employees are eligible to participate in retirement plans, subject to the local laws that are in effect for each country. The Company matched $321,695, $144,355 and $0 of the contributions made by these employees in 2003, 2002 and 2001, respectively.

15.	Related Parties

      In 2001, one of the members of the Board of Directors of the Company performed consulting services for the Company in exchange for an option to purchase 12,500 shares of the Company’s common stock. The expense related to these options was immaterial.

      As part of the relocation assistance provided to three officers, during 2002, the Company made loans totaling $400,000 to these individuals. At December 31, 2003, the balance outstanding for these loans is $262,500. The loans do not bear interest and are secured by a second deed of trust on the principal residences of each of the officers. The notes are repayable over terms ranging from two to four years. The Company has agreed, for as long as these officers remain employed by the Company, to make annual bonus payments to these officers in amounts sufficient the pay to loan amounts then due.

16.	Quarterly Information (Dollars in thousands, except per share data) (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003(1)

Net sales	$1,658	$4,429	$7,673	$11,779
Cost of sales	779	3,681	2,681	4,321
Loss from operations	(14,020)	(14,071)	(8,924)	(11,604)
Net loss	(13,893)	(13,994)	(9,254)	(12,918)
Net loss applicable to common shareholders	(16,718)	(16,819)	(12,079)	(14,534)
Net loss applicable to common shareholders per share — basic and diluted	$(21.29)	$(20.72)	$(14.35)	$(1.05)
Proforma net loss applicable to common shareholders per share — basic and diluted (Note 2)	$(0.78)	$(0.78)	$(0.52)	$(0.60)

	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

Net sales	$—	$—	$2,036	$2,699
Cost of sales	—	—	702	873
Loss from operations	(6,182)	(7,643)	(9,157)	(12,719)
Net loss	(5,861)	(7,404)	(9,155)	(12,277)
Net loss applicable to common shareholders	(7,864)	(9,406)	(11,158)	(14,845)
Net loss applicable to common shareholders per share — basic and diluted	$(10.96)	$(12.67)	$(14.55)	$(19.09)
Proforma net loss applicable to common shareholders per share — basic and diluted (Note 2)	$(0.45)	$(0.57)	$(0.70)	$(0.71)

(1)	In November 2003, the Company issued 6,000,000 shares of common stock upon completion of an initial public offering and converted all outstanding preferred stock into 17,030,956 shares of common stock. The fourth quarter net loss per share reflects this increase to the number of shares outstanding.

SCHEDULE II

Valuation and Qualifying Accounts

		Additions
	Balance at	charged to
	beginning of	expense or		Balance at end
Years ended December 31,	period	sales	Deductions	of period

2003
Allowances for chargebacks, cash discounts and doubtful accounts	$734,000	$2,486,000	$(2,401,000)	$819,000
Inventory reserve	—	1,761,000	(374,000)	1,387,000
2002
Allowances for chargebacks, cash discounts and doubtful accounts	$—	$1,156,000	$(422,000)	$734,000
Inventory reserve	—	—	—	—
2001
Allowances for chargebacks, cash discounts and doubtful accounts	$—	$—	$—	$—
Inventory reserve	—	—	—	—

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Stock Certificate.
4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.
10.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.
10.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.

Exhibit
Number	Description of Document

10.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.17(1)*	Non-Competition Agreement, dated as of November 20, 2001, by and between the Registrant and Patrick J. Mahaffy.
10.18(1)*	Non-Competition and Severance Agreement, dated as of November 21, 2001, by and between the Registrant and Judith A. Hemberger.
10.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10.21(1)*	Employment Agreement, dated as of September 26, 2002, by and between the Registrant and Erle Mast.
10.22(1)*	Employment Agreement, dated as of September 26, 2002, by and between the Registrant and Gillian C. Ivers-Read.
10.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
21.1(1)	Subsidiaries of the Registrant.
23.1	Consent of Independent Auditors.
24.1	Power of Attorney. (reference is made to page 44)
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

*	Management Contract or Compensatory Plan or Arrangement