Form 10-Q
period 2004-03-31
PHARMION CORP
filed 2004-05-14
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-50447

PHARMION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	84-1521333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     As of May 13, 2004, there were 25,295,329 shares of the Registrant’s Common Stock outstanding.

PHARMION CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,327	$88,542
Short-term investments	33,089	—
Accounts receivable, net of allowance of $938 and $819, respectively	11,127	7,992
Inventories	4,237	4,923
Prepaid royalties	1,343	1,343
Other current assets	2,672	2,779

Total current assets	96,795	105,579
Product rights, net	29,497	30,651
Property and equipment, net	4,827	5,050
Goodwill	3,542	3,652
Other assets	292	541

Total assets	$134,953	$145,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,756	$4,241
Accrued liabilities	16,926	14,800

Total current liabilities	19,682	19,041
Long-term liabilities:
Convertible notes payable	—	13,374
Deferred tax liability	3,555	3,665
Other long-term liabilities	3,462	4,479

Total long-term liabilities	7,017	21,518
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized and 25,294,763 and 23,948,636 shares issued and outstanding at March 31, 2004 and December 31, 2003	25	24
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Additional paid-in capital	236,384	222,218
Deferred compensation	(981)	(1,155)
Other comprehensive income	3,194	4,386
Accumulated deficit	(130,368)	(120,559)

Total stockholders’ equity	108,254	104,914

Total liabilities and stockholders’ equity	$134,953	$145,473

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$15,721	$1,658
Operating expenses:
Cost of sales, including royalties of $4,581 and $89 for the three months ended March 31, 2004 and 2003, respectively	6,309	779
Clinical, development and regulatory	6,553	5,578
Selling, general and administrative	10,948	9,121
Product rights amortization	725	201

Total operating expenses	24,535	15,679

Loss from operations	(8,814)	(14,021)
Interest and other income (expense), net	(73)	219

Loss before taxes	(8,887)	(13,802)
Income tax expense	922	91

Net loss	(9,809)	(13,893)
Less accretion of redeemable convertible preferred stock to redemption value	—	(2,825)

Net loss attributable to common stockholders	$(9,809)	$(16,718)

Net loss attributable to common stockholders per common share, basic and diluted	$(.40)	$(21.29)
Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	24,349,920	785,287
Pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)		$(0.78)
Shares used in computing pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)		17,816,213

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Operating activities
Net loss	$(9,809)	$(13,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,210	533
Compensation expense related to stock option issuance	174	6
Changes in operating assets and liabilities:
Accounts receivable, net	(3,349)	(30)
Inventories	623	(773)
Other current assets	60	252
Other long-term assets	247	(241)
Accounts Payable	(1,483)	(1,393)
Accrued and other current liabilities	2,988	1,788

Net cash used in operating activities	(9,339)	(13,751)
Investing activities
Purchases of property and equipment	(223)	(591)
Acquisition of business, net of cash acquired	(19)	(11,723)
Purchase of available for sale investments	(33,253)	—

Net cash used in investing activities	(33,495)	(12,314)
Financing activities
Proceeds from sale of common stock, net of issuance costs	6	—
Payment of debt obligations	(967)	(10)

Net cash used in financing activities	(961)	(10)
Effect of exchange rate changes on cash and cash equivalents	(420)	(163)
Net decrease in cash and cash equivalents	(44,215)	(26,238)
Cash and cash equivalents at beginning of period	88,542	62,604

Cash and cash equivalents at end of period	$44,327	$36,366

Noncash items
Conversion of debt and accrued interest to common stock	14,161	—

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     1. NATURE OF BUSINESS

     Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both late-stage development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up-front and scheduled cash payments. To date, the Company has acquired the distribution and marketing rights to four products. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.

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

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain disclosures required for complete financial statements are not included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements, which are included in its 2003 Annual Report on Form 10-K, which has been filed with the SEC.

     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position and results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or for any other interim period or for any other future year.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include estimates of chargebacks from distributors, product returns and rebates, and valuation of stock-based compensation.

     Revenue Recognition

     The Company sells its products to wholesale distributors and directly to hospitals, clinics and retail pharmacies. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured.

     Revenue is reported net of allowances for chargebacks from distributors, product returns, rebates and prompt payment discounts. Significant estimates are required for determining such allowances and are based on historical data, industry information and information from customers. If actual results are different from estimates, the Company will adjust the allowances at the time such differences become apparent.

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

     Short-term Investments

     Short-term investments consisted of investment grade government agency and corporate debt securities due within one year. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income.

     Inventories

     Inventories consist of finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories and any items considered outdated or obsolete are reduced to their estimated net realizable value. The Company estimates reserves for excess and obsolete inventories based on inventory levels on hand, future purchase commitments, product expiration dates and current and forecasted product demand. If an estimate of future product demand suggests that inventory levels are excessive, then inventories are reduced to their estimated net realizable value.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short term investments and accounts receivable. The Company maintains its cash balances in the form of short-term investment grade securities, money market accounts and overnight deposits with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. In the three months ended March 31, 2004 and 2003, revenues generated from three customers in the United States totaled approximately 10% and 27%, respectively, of consolidated net revenues. Revenues generated from international customers were individually less than 5% of consolidated net revenues.

     Pro Forma Net Loss Per Share

     Immediately prior to the effective date of the Company’s initial public offering (November 12, 2003), all of our shares of redeemable convertible preferred stock outstanding converted into an aggregate of 17,030,956 shares of common stock. Unaudited pro forma net loss per share is computed by dividing net loss before accretion of redeemable convertible preferred stock to redemption value by the weighted average number of common shares outstanding, including the pro forma effects of conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock as of January 1, 2003.

     3. NET LOSS PER COMMON SHARE

     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Potential incremental common shares include shares of common stock issuable upon exercise of stock options and warrants and upon the conversion of redeemable convertible preferred stock and convertible notes outstanding during the period. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be antidilutive. Such shares totaled 2,035,537 and 18,871,009 as of March 30, 2004 and 2003, respectively.

     4. LICENSE AGREEMENTS

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

          Refludan

          In May 2002, the Company entered into an Interim Sales Representation Agreement (“ISRA”) and a Distribution and Development Agreement with Schering AG. Pursuant to these agreements, the Company acquired the exclusive right to market and distribute Refludan® in all countries outside the U.S. and Canada. These agreements were amended on August 20, 2003 and replaced by a full transfer to the Company of all the marketing authorizations and product registrations for Refludan® in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $6 million and is obligated to make $7 million in additional fixed payments to Schering, payable in quarterly installments of $1 million through the end of 2005. The value of the total cash payments made and the present value of future payments was $12.2 million, which was capitalized to product rights and is being amortized over the 10-year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company pays Schering a 14% royalty on net sales of Refludan® (8% in 2003) until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

          Azacitidine and Thalidomide

          In 2001, the Company acquired the development and commercialization rights to two products being developed for the treatment of certain bone marrow disorders and malignancies. Global rights to azacitidine were licensed from Pharmacia Corporation , now part of Pfizer Inc., and rights in all countries outside the U.S., Canada, and certain Asian countries to Thalomid® (thalidomide) were licensed from both Celgene Corporation and Penn T Limited. In the second quarter of 2003, the Company began selling thalidomide on a compassionate use or named patient basis throughout Europe and other international markets while it pursues marketing authorizations in those countries. The Company is responsible for all costs associated with the development, regulatory review, and commercialization of these products.

          Under the terms of the Company’s agreement with Pfizer, the Company is obligated to pay them a royalty of up to 20% on net sales of azacitidine. The license from Pfizer has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country.

          Under the Company’s agreements with Penn and Celgene, the Company will pay a combined royalty of 36% of net sales, less the Company’s purchase price from Penn of the units of product sold, on all sales of thalidomide once it is approved by the appropriate health regulatory authority for sale in any country within the Company’s license territory. Until such approvals are obtained, the combined royalty payment obligations to Celgene and Penn are generally lower than 36%. The Company’s royalty payment obligations to Celgene and Penn are also subject to certain minimum yearly payment thresholds. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, the Company has also agreed to fund an aggregate of $8.0 million of Celgene’s clinical trial development costs for clinical studies of thalidomide, with this amount payable in installments through 2005. The Company issued a warrant to Celgene to purchase 1,701,805 shares of Series B Preferred Stock at $2.09 per share in November 2001 which expires seven years from the date of grant. Immediately prior to the effective date of the IPO, this warrant was converted into the right to purchase 425,451 shares of common stock at an exercise price of $8.36 per share. The agreements with Celgene and Penn each have a ten year term running from the date of receipt of the first regulatory approval for thalidomide in the United Kingdom, subject, in the case of the Celgene agreement to Celgene having a right to terminate the agreement if the Company has not obtained that approval by November 2006.

     The cost value and accumulated amortization associated with Innohep®, Refludan® and Thalidomide is as follows (in thousands):

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Innohep®	$5,000	$(875)	$5,000	$(750)
Refludan®	12,208	(1,202)	12,208	(865)
Thalidomide	15,390	(1,024)	15,849	(791)

Total product rights	$32,598	$(3,101)	$33,057	$(2,406)

     5. CONVERTIBLE NOTES PAYABLE

     In April 2003, the Company issued $14 million of 6% convertible notes with interest payable annually. Holders of the notes also received warrants to purchase an aggregate of 424,242 shares of the Company’s common stock at a price of $11.00 per share. The value of the warrants was reflected as an additional debt discount to be amortized over the term of the debt or 5 years. Effective March 1, 2004, the $14 million of convertible notes plus accrued interest was converted into 1,342,170 shares of common stock. The remaining unamortized debt discount was recorded as a decrease to equity.

     6. STOCK OPTION COMPENSATION

     At March 31, 2004, the Company had two stock option plans. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations. Under this method, when the exercise price is less than the market price for the underlying stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The company uses the fair value method to account for nonemployee stock-based compensation.

     During 2003, options were granted to employees and directors at exercise prices that were less than the estimated fair value of the underlying shares of common stock as of the grant date. In accordance with APB 25, deferred compensation expense is being recognized for the excess of the estimated fair value of the Company’s common stock as of the grant date over the exercise price of the options and amortized to expense on a straight-line basis over the vesting periods of the related options, which is generally 4 years. The Company recorded compensation expense totaling $174,386 for the three months ended March 31, 2004.

     Pro forma information regarding net loss is required by Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the minimum value method available to nonpublic companies under SFAS 123 for options issued prior to the Company’s Initial Public Offering. Under this method, option value is determined as the excess of the fair value of the stock at the date of grant over the present value of both the exercise price (lump sum) and the expected dividend payments (annuity), each discounted at the risk-free rate, over the expected exercise life of the option. A risk-free interest rate of 2.8%, a dividend yield of 0%, an expected life of five years and a volatility of 85% was applied to all 2004 grants. The weighted-average fair value of options granted during 2004 was $13.08. The effects of applying the fair value method to the results for the three months ended March 31, 2004 and 2003 are as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net loss attributable to common shareholders:
As reported	$(9,809)	$(16,718)
Plus: stock based compensation recognized under the intrinsic value method	174	—
Less: stock based compensation under fair value method	(486)	(135)

Pro forma net loss	$(10,121)	$(16,853)

Net loss attributable to common shareholders per common share:
As reported (basic and diluted)	$(.40)	$(21.29)
Pro forma net loss per share (basic and diluted)	$(.42)	$(21.46)

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

     7. OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the three months ended March 31, 2004 and 2003 was as follows:

	Three Months Ended
	March 31,
	2004	2003
	(in thousands)
Net loss	$(9,809)	$(13,893)
Other comprehensive income:
Foreign currency translation	(1,023)	(103)
Unrealized loss on available for sale securities	(169)	—

Comprehensive loss	$(11,001)	$(13,996)

     The foreign currency translation amounts primarily relate to the operating results of our foreign subsidiaries.

     8. INCOME TAXES

     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the quarter ended March 31, 2004 resulted primarily from taxable income generated in certain foreign jurisdictions.

     9. GEOGRAPHIC INFORMATION

     Domestic and foreign financial information for the three months ended March 31, 2004 and 2003 was (in thousands):

	Three months		Foreign
	ended March 31,	United States	Entities	Total
Net Sales	2004	$1,657	$14,064	$15,721
	2003	500	1,158	1,658
Operating Loss	2004	$(7,477)	$(1,337)	$(8,814)
	2003	(8,927)	(5,094)	(14,021)

     10. SUBSEQUENT EVENT

     During the fourth quarter of 2003, the Company filed suit against Lipomed AG, and certain of its distributors, in the UK, Switzerland, Germany and Italy for patent infringement in connection with their sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in these countries. The Company was seeking injunctive relief that would have prevented the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in the four countries in which we brought suit, and damages against the defendants. In April 2004, all parties to the litigation agreed to a settlement of all claims. Lipomed agreed to cease selling its thalidomide formulation and to not further challenge the validity of the thalidomide patent. We agreed to make a €1.25 million payment to Lipomed toward the legal costs incurred by Lipomed in connection with the suit and in consideration of future assistance to be provided to us by Lipomed in obtaining regulatory approvals to market Thalidomide Pharmion 50 mg in those countries in which we are currently not approved to do so. In addition, we entered in to a distribution agreement with Lipomed pursuant to which we appointed Lipomed as our exclusive distributor of Thalidomide Pharmion 50 mg in Switzerland and Austria effective May 1, 2004.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

     All statements, trend analysis and other information contained in this Form 10-Q which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding the Company’s expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect future events or developments.

Overview

     Our goal is to create a global pharmaceutical company focused on in-licensing, developing and commercializing therapeutic products for the treatment of hematology and oncology patients. We were formed in August 1999 and commenced operations in January 2000 with the completion of our first round of equity financing. To date, we have licensed the rights to four products on either a global or regional basis. Two of these products are approved for marketing and are being sold by us, one in the U.S. and the second in Europe and Australia. The other two products are in late-stage development, one of which we are currently selling in Europe and other international markets on a compassionate use or named patient basis while we pursue full regulatory marketing approval.

     Our operations focus on the clinical development of our late-stage product candidates, seeking regulatory marketing approvals for those products in the U.S., Europe, Australia and certain other countries in our licensed territories, and sales and marketing activities for our marketed products, primarily in the U.S., Europe and Australia. We began generating revenues from product sales in July 2002.

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

Results of Operations

Comparison of the Company’s Results for the Three Months Ended March 31, 2004 and 2003.

     Net sales. Net sales totaled $15.7 million for the three months ended March 31, 2004 as compared to $1.7 million for the three months ended March 31, 2003. Net sales included $1.7 million and $.5 million in the U.S. and $14.0 million and $1.2 million in Europe and other countries for the three months ended March 31, 2004 and 2003, respectively. The primary reason for the net sales growth in 2004 relates to sales of thalidomide, which totaled $12.6 million for the three months ended March 31, 2004. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003 following our acquisition of Gophar S.A.S., the parent company of Laphal Développement. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe and other international markets.

     Cost of sales. Cost of sales for the three months ended March 31, 2004 totaled $6.3 million compared to $.8 million for the three months ended March 31, 2003. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the logistics costs related to selling our products. Our gross margin for the three months ended March 31, 2004 was 60% as compared to 53% for the comparable period in 2003. We expect the gross margin for our current products will approximate 60% for the foreseeable future.

     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $6.6 million for the three months ended March 31, 2004, an increase of $1.0 million over the comparable period in 2003. These expenses consist primarily of salaries and benefits and contractor fees, principally with organizations assisting us with our clinical development programs. Under our license agreements, we are responsible for all remaining development and regulatory costs for thalidomide and azacitidine. Although clinical studies for both products were complete at the time we acquired the drugs, we have incurred and expect to continue to incur significant costs analyzing and auditing the data from these studies and initiating additional clinical studies for the products. Of the $1.0 million increase in clinical, development and regulatory expenses in the first quarter of 2004, $1.1 million was due to increased salaries and benefits expenses and other non-product specific costs. In the first quarter of 2004, we spent approximately $4.1 million on azacitidine and thalidomide development, primarily for clinical studies, manufacturing and formulation development, pursuing regulatory authorizations to sell thalidomide in Europe and other international markets and establishing a medical safety, education and distribution system to support our thalidomide sales. This represented a decrease of $.1 million in product development expenses from the first quarter of 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $10.9 million for the three months ended March 31, 2004, an increase of $1.8 million over the comparable period in 2003. Sales and marketing expenses totaled $7.1 million for the three months ended March 31, 2004, an increase of $1.0 million over the first quarter of 2003. In the second half of 2002 and the first half of 2003, we established our sales organizations in the U.S., Europe, and Australia and expanded our marketing staffing to support the commercialization of Innohep® and Refludan® as well as the compassionate use and named patient sales of thalidomide. This resulted in a $1.2 million increase in personnel related expenses, including salaries, benefits and travel, and expenses of our international sales offices for the three months ended March 31, 2004 over the comparable period in 2003. Product marketing expenses decreased by $.2 million in the first quarter of 2004 as compared to 2003.

     General and administrative expenses totaled $3.8 million for the three months ended March 31, 2004, which was $.8 million greater than general and administrative expenses in the comparable period in 2003. Of this increase, $.3 million was due to increased legal costs, $.3 million is due to increased audit fees and other professional fees to support the additional responsibilities of becoming a public company, and $.2 million to increased insurance costs, principally, directors and officers liability insurance.

     Product rights amortization. Product rights amortization totaled $.7 million for the three months ended March 31, 2004, an increase of $.5 million over the comparable period in 2003. The increase in 2004 is due primarily to the amortization of product rights acquired through the March 2003 acquisition of Laphal, and the renegotiation of the financial terms in August 2003 of the Refludan® rights acquired from Schering A.G..

     Interest and other income (expense), net. Interest and other income (expense), net, totaled ($.1) million for the three months ended March 31, 2004, a decrease of $.3 million as compared to the comparable period in 2002. This decrease is primarily due to an increase in interest expense related to the $14 million 6% convertible notes issued in April 2003. These notes were converted into shares of common stock on March 1, 2004.

     Income tax expense. Income tax expense totaled $.9 million for the three months ended March 31, 2004, an increase of $.8 million over the comparable period in 2003. The provision for income taxes recorded for the first quarter of 2004 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year. The increase in income tax expense is due primarily to additional capital-based taxes in certain jurisdictions and an increase to taxable income in certain foreign countries in which we do business.

Liquidity and Capital Resources

     Since our inception, we have incurred significant losses and as of March 31, 2004, we had an accumulated deficit of $130.4 million. We have not yet achieved profitability, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our regulatory and development and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. As of March 31, 2004, we had cash and cash equivalents and short-term investments of totaling $77.4 million. To date, our operations have been funded primarily with proceeds from the sale of equity and the issuance of convertible notes. Net proceeds from our preferred stock sales in 2000 through 2002 totaled $125.0 million and the issuance of convertible notes in 2003 provided net proceeds of $14.0 million. On November 12, 2003, we completed our initial public offering. We sold 6,000,000 shares of our common stock in the offering and the aggregate price of the offering registered on our behalf was $84.0 million. In connection with the offering, we paid $5.9 million in underwriting discounts and commissions to underwriters and incurred $1.9 million in other offering expenses. After deducting the underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $76.2 million. Immediately prior to the closing of our initial public offering, all outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock. On March 1, 2004, the convertible notes and accrued interest thereon were converted into 1,342,170 shares of common stock.

     Cash, cash equivalents and short-term investments decreased from $88.5 million at December 31, 2003 to $77.4 million at March 31, 2004. This $11.1 million decrease is due primarily to cash used to fund operations of $9.5 million, net cash of $.2 million used to fund capital expenditures and $1.0 million to repay debt obligations.

     We expect that our cash on hand at March 31, 2004 along with cash generated from expected product sales, will be adequate to fund our operations for the next twelve months. In the event that we make additional product acquisitions, we expect that we may need to raise additional funds. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations

     Commitments. The following table summarizes our long-term commitments as of March 31, 2004, including commitments pursuant to debt agreements, product licensing agreements and lease obligations (amounts in millions).

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Product and company acquisition payments	$7.0	$4.0	$3.0	$—	$—
Product royalty payments	23.6	9.0	14.6	—	—
Clinical development funding	4.3	2.8	1.5	—	—
Operating leases	5.4	1.7	2.5	.9	.3
Inventory purchase commitments	2.5	2.5	—	—	—
Long-term debt obligations	.6	.3	.3	—	—

Total — fixed contractual obligations	$43.4	$20.3	$21.9	$.9	$.3

     Product and company acquisition payments. We have future payment obligations associated with our acquisition of Laphal and our licensing of Refludan®. Certain of these payments are fixed and determinable while the timing and amount of others are contingent upon future events such as achieving revenue milestones. Under the terms of our agreements with Schering relating to the licensing of Refludan®, we agreed to make an aggregate of $13.0 million of fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005 and a royalty of 14% of our net sales commencing in January 2004 and up to $7.5 million of contingent payments described below.

     Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene and Penn T Limited, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire the earlier of 2006 or the date we obtain regulatory approval to market thalidomide in the E.U. Pursuant to our Innohep® product license agreement with LEO, we are required to make additional annual royalty payments through 2006 to the extent that the annual royalties paid do not meet the minimum royalty targets. The amounts reflected in the summary above represent the minimum amounts due under these agreements.

     Clinical development funding. We have entered into an agreement with Celgene to provide funding to support clinical development studies sponsored by Celgene analyzing thalidomide as a treatment for various types of cancers. Under our agreement, we will pay Celgene an additional $2.3 million in the rest of 2004 and $2.0 million in 2005.

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

     Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with accounting principles generally accepted in the United States of America, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, in addition to the fixed payments required, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan® are achieved. The terms of our Laphal acquisition require two additional payments of €4.0 million each, or an aggregate of $9.7 million based on foreign currency exchange rates as of March 31, 2004, if Laphal’s products achieve future revenue milestones. The terms of our Innohep® agreement with LEO Pharmaceutical Products Ltd. A/S provide for additional royalties due in the event that the quarterly royalties paid to them do not meet minimum royalty targets for 2007 to 2012. These targets are calculated based on sales forecasts that will be determined in the future. The terms of our agreement with LEO also provide that we will pay additional royalties if the net sales forecasts defined in the agreement are not achieved for any two consecutive years. If we elect not to pay those additional royalties, LEO has the right to terminate the license agreement.

FACTORS AFFECTING OUR BUSINESS CONDITIONS

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.

Risks Related To Our Business

     We have a history of net losses, and may not achieve or maintain profitability.

     We have incurred net losses since our inception, including a net loss of $9.8 million for the three months ended March 31, 2004. As of March 31, 2004, we had an accumulated deficit of $130.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. We will need to generate significantly greater revenues to achieve and then maintain profitability. As a result, we are unsure when we will become profitable, if at all. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

     In September 2002, following guidance from the European Agency for the Evaluation of Medicinal Products (“EMEA”), Schering AG, from whom we license Refludan®, issued a warning letter to doctors in Germany regarding the incidence of anaphylaxis, a severe allergic reaction, in approximately a dozen patients treated with Refludan® in both the U.S. and Europe, five of which cases resulted in fatalities. Although the possibility of anaphylaxis from Refludan® is a known possible reaction and is indicated in the product’s label, the occurrences referenced in the warning letter appeared to be at a higher frequency than had previously been reported. We believe that the growth potential for sales of Refludan® was negatively impacted by the issuance of the warning letter, and that as a result sales may not increase above their current levels.

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

     In connection with our initial public offering, certain of our officers, directors and stockholders owning an aggregate of approximately 19.2 million shares of our common stock agreed to not sell any of these shares, subject to specified exemptions, for a period from November 6, 2003. These agreements expired on May 3, 2004, thereby releasing the prohibition on selling these shares. Sales of a substantial number of these shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

     Our directors, executive officers and principal stockholders and their affiliates will beneficially own approximately 68.7% of our common stock. Accordingly, they collectively will have the ability to determine the election of all of our directors and to determine the outcome of most corporate actions requiring stockholder approval. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     We are not engaged in any material legal proceedings except as follows:

     During the fourth quarter of 2003, we filed suit against Lipomed AG, and certain of its distributors, in the UK, Switzerland, Germany and Italy for infringement of European Patent EP 0 688211, in connection with their sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in these countries. We are the exclusive licensee under this patent in all countries outside of North America, Japan, China, Taiwan and Korea, pursuant to an agreement with Celgene Corporation. Celgene was a co-plaintiff to the proceedings in Switzerland, Italy and Germany. We were seeking injunctive relief that prevents the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in the four countries in which we brought suit, and damages against the defendants. In April 2004, all parties to the litigation agreed to a settlement of all claims. Lipomed agreed to cease selling its thalidomide formulation and to not further challenge the validity of the thalidomide patent. We agreed to make a €1.25 million payment to Lipomed toward the legal costs incurred by Lipomed in connection with the suit and in consideration of future assistance to be provided to us by Lipomed in obtaining regulatory approvals to market Thalidomide Pharmion 50 mg in those countries in which we are currently not approved to do so. In addition, we entered into a distribution agreement with Lipomed pursuant to which we appointed Lipomed as our exclusive distributor of Thalidomide Pharmion 50 mg in Switzerland and Austria effective May 1, 2004.

Item 2. Changes in Securities and Use of Proceeds

Modification of Rights of Registered Securities None.

Limitation of Rights of Registered Securities None.

Sales of Unregistered Securities None.

Use of Proceeds from Registered Securities

     On November 12, 2003, we closed the sale of 6,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-108122), we filed to register our common stock in the offering was declared effective by the SEC on November 5, 2003.

     After deducting expenses of the offering, we received net offering proceeds of approximately $76.2 million. From the time of receipt, November 12, 2003, through March 31, 2004, we have used approximately $17.6 million of the net proceeds from the offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into short-term investment-grade securities and money market accounts.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

10.1*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy
10.2*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger
10.3*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle T. Mast
10.4*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*Management Contract or Compensatory Plan or Arrangement

     (b) Reports on Form 8-K

On February 11, 2004, we filed a report on Form 8-K reporting under Items 7 and 12 that we had issued an announcement of our fourth quarter 2003 financial results.

On February 23, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that our New Drug Application seeking approval to market Vidaza™ for the treatment of Myelodysplastic Syndromes was accepted for review by the U.S. Food and Drug Administration.

On March 9, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that all of our outstanding $14 million of convertible notes had been converted into shares of our common stock.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

PHARMION CORPORATION

	By:	/s/ Patrick J. Mahaffy

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2004

PHARMION CORPORATION

	By:	/s/ Erle T. Mast

Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 14, 2004

INDEX

Exhibit No.	Description
10.1*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy
10.2*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger
10.3*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle T. Mast
10.4*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

* Management Contract or Compensatory Plan or Arrangement