Form 10-Q
period 2004-06-30
PHARMION CORP
filed 2004-08-13
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of August 9, 2004, there were 30,689,315 shares of the Registrant’s Common Stock outstanding.

PHARMION CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,677	$88,542
Short-term investments	47,012	—
Accounts receivable, net of allowance of $886 and $819, respectively	15,355	7,992
Inventories	4,482	4,923
Prepaid royalties	987	1,343
Other current assets	3,407	2,779

Total current assets	90,920	105,579
Product rights, net	28,671	30,651
Property and equipment, net	4,802	5,050
Goodwill	3,514	3,652
Other assets	225	541

Total assets	$128,132	$145,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,579	$4,241
Accrued liabilities	18,429	14,800

Total current liabilities	24,008	19,041
Long-term liabilities:
Convertible notes payable	—	13,374
Deferred tax liability	3,528	3,665
Other long-term liabilities	2,400	4,479

Total long-term liabilities	5,928	21,518
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized and 25,381,763 and 23,948,636 shares issued and outstanding at June 30, 2004 and December 31, 2003	25	24
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	236,465	222,218
Deferred compensation	(860)	(1,155)
Other comprehensive income	2,917	4,386
Accumulated deficit	(140,351)	(120,559)

Total stockholders’ equity	98,196	104,914

Total liabilities and stockholders’ equity	$128,132	$145,473

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$20,396	$4,429	$36,116	$6,087
Operating expenses:
Cost of sales, including royalties of $5,134 and $150 for the three months ended June 30, 2004 and 2003, respectively; and royalties of $9,715 and $239 for the six months ended June 30, 2004 and 2003, respectively	7,453	3,681	13,762	4,459
Clinical, development and regulatory	7,180	5,883	13,733	11,461
Selling, general and administrative	13,268	8,491	24,216	17,612
Product rights amortization	716	445	1,440	646

Total operating expenses	28,617	18,500	53,151	34,178

Loss from operations	(8,221)	(14,071)	(17,035)	(28,091)
Interest and other income (expense), net	(117)	100	(190)	318

Loss before taxes	(8,338)	(13,971)	(17,225)	(27,773)
Income tax expense	1,645	23	2,567	114

Net loss	(9,983)	(13,994)	(19,792)	(27,887)
Less accretion of redeemable convertible preferred stock to redemption value	—	(2,825)	—	(5,650)

Net loss attributable to common stockholders	$(9,983)	$(16,819)	$(19,792)	$(33,537)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.39)	$(20.72)	$(0.80)	$(41.99)

Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	25,292,801	811,813	24,821,361	798,607
Pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted		$(0.78)		$(1.56)

Shares used in computing pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted		17,842,769		17,829,563

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Operating activities
Net loss	$(19,792)	$(27,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,416	1,318
Compensation expense related to stock option issuance	295	243
Other	147	87
Changes in operating assets and liabilities:
Accounts receivable, net	(7,699)	(3,270)
Inventories	204	(1,215)
Other current assets	(292)	(287)
Other long-term assets	314	253
Accounts payable	1,345	568
Accrued liabilities	4,451	6,379

Net cash used in operating activities	(18,611)	(23,811)
Investing activities
Purchases of property and equipment	(700)	(1,776)
Acquisition of business, net of cash acquired	(19)	(12,156)
Purchase of product rights	—	(4,000)
Purchase of available-for-sale investments	(50,586)	—
Sale and maturity of available-for-sale investments	3,179	—

Net cash used in investing activities	(48,126)	(17,932)
Financing activities
Proceeds from sale of common stock, net of issuance costs	87	47
Proceeds from issuance of convertible notes and warrants	—	14,000
Payment of debt obligations	(1,946)	(89)

Net cash provided by (used in) financing activities	(1,859)	13,958
Effect of exchange rate changes on cash and cash equivalents	(269)	(144)

Net decrease in cash and cash equivalents	(68,865)	(27,929)
Cash and cash equivalents at beginning of period	88,542	62,604

Cash and cash equivalents at end of period	$19,677	$34,675

Noncash items
Warrants granted in connection with issuance of convertible notes	—	730
Conversion of debt and accrued interest to common stock	14,161	—

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

     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or for any other interim period or for any other future year.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The more significant estimates reflected in these financial statements include estimates of chargebacks from distributors, product returns and rebates, and valuation of stock-based compensation.

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

     Short-term Investments

     Short-term investments consist of investment grade government agency and corporate debt securities due within one year. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income.

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash balances in the form of short-term investment grade securities, money market accounts and overnight deposits with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. In the six months ended June 30, 2004 and 2003, revenues generated from the Company’s three largest customers in the United States totaled approximately 11% and 21%, respectively, of consolidated net revenues. Revenues generated from international customers were individually less than 5% of consolidated net revenues.

     Pro Forma Net Loss Per Share

     Immediately prior to the effective date of the Company’s initial public offering (November 12, 2003), all of the Company’s shares of redeemable convertible preferred stock outstanding converted into an aggregate of 17,030,956 shares of common stock. Unaudited pro forma net loss per share is computed by dividing net loss before accretion of redeemable convertible preferred stock to redemption value by the weighted average number of common shares outstanding, including the pro forma effects of conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock as of January 1, 2003.

3. NET LOSS PER COMMON SHARE

     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Potential incremental common shares include shares of common stock issuable upon exercise of stock options and warrants and upon the conversion of redeemable convertible preferred stock and convertible notes outstanding during the period. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be antidilutive. Such shares totaled 2,031,237 and 20,630,981 as of June 30, 2004 and 2003, respectively.

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

     Refludan

     In May 2002, the Company entered into an Interim Sales Representation Agreement (“ISRA”) and a Distribution and Development Agreement with Schering AG. Pursuant to these agreements, the Company acquired the exclusive right to market and distribute Refludan® in all countries outside the U.S. and Canada. These agreements were amended on August 20, 2003 and replaced by a full transfer to the Company of all the marketing authorizations and product registrations for Refludan® in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $7 million and is obligated to make $6 million in additional fixed payments to Schering, payable in quarterly installments of $1 million through the end of 2005. The value of the total cash payments made and the present value of future payments was $12.2 million, which was capitalized to product rights and is being amortized over the 10-year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company pays Schering a 14% royalty on net sales of Refludan® (8% in 2003) until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

     Azacitidine and Thalidomide

     In 2001, the Company acquired the development and commercialization rights to two products that were being developed for the treatment of certain bone marrow disorders and malignancies. Global rights to azacitidine were licensed from Pharmacia Corporation, now part of Pfizer Inc., and rights in all countries outside the U.S., Canada, and certain Asian countries to Thalomid® (thalidomide) were licensed from both Celgene Corporation and Penn T Limited. In the second quarter of 2003, the Company began selling thalidomide on a compassionate use or named patient basis throughout Europe and other international markets while it pursues marketing authorizations in those countries. The Company is responsible for all costs associated with the development, regulatory review, and commercialization of these products.

     Under the terms of the Company’s agreement with Pfizer, the Company is obligated to pay them a royalty of up to 20% on net sales of azacitidine. The license from Pfizer has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country. In May 2004, the Company received approval from the FDA to market azacitidine under the branded name Vidaza® in the United States. The Company began selling Vidaza on July 1, 2004.

     Under the Company’s agreements with Penn and Celgene, the Company will pay a combined royalty of 36% of net sales, less the Company’s purchase price from Penn of the units of product sold, on all sales of thalidomide once it is approved by the appropriate health regulatory authority for sale in any country within the Company’s licensed territory. Until such approvals are obtained, the combined royalty payment obligations to Celgene and Penn are generally lower than 36%. The Company’s royalty payment obligations to Celgene and Penn are also subject to certain minimum yearly payment thresholds. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, the Company has also agreed to fund an aggregate of $8.0 million of Celgene’s clinical trial development costs for clinical studies of thalidomide. As of June 30, 2004 the Company was obligated to pay Celgene an aggregate of $3.5 million in quarterly installments through 2005. The Company issued a warrant to Celgene to purchase 1,701,805 shares of Series B Preferred Stock at $2.09 per share in November 2001 which expires seven years from the date of grant. Immediately prior to the effective date of the IPO, this warrant was converted into the right to purchase 425,451 shares of common stock at an exercise price of $8.36 per share. The agreements with Celgene and Penn each have a ten year term running from the date of receipt of the first regulatory approval for thalidomide in the United Kingdom, subject, in the case of the Celgene agreement to Celgene having a right to terminate the agreement if the Company has not obtained that approval by November 2006.

     The cost value and accumulated amortization associated with Innohep®, Refludan® and Thalidomide is as follows (in thousands):

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Innohep®	$5,000	$(1,000)	$5,000	$(750)
Refludan®	12,208	(1,539)	12,208	(865)
Thalidomide	15,272	(1,270)	15,849	(791)

Total product rights	$32,480	$(3,809)	$33,057	$(2,406)

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

6. STOCK OPTION COMPENSATION

     At June 30, 2004, the Company had two stock option plans. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations. Under this method, when the exercise price is less than the market price for the underlying stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The company uses the fair value method to account for nonemployee stock-based compensation.

     During 2003, options were granted to employees and directors at exercise prices that were less than the estimated fair value of the underlying shares of common stock as of the grant date. In accordance with APB 25, deferred compensation expense is being recognized for the excess of the estimated fair value of the Company’s common stock as of the grant date over the exercise price of the options and amortized to expense on a straight-line basis over the vesting periods of the related options, which is generally 4 years. The Company recorded compensation expense totaling $295,072 for the six months ended June 30, 2004.

     Pro forma information regarding net loss is required by Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes valuation model.

A risk-free interest rate of 2.8%, a dividend yield of 0%, an expected life of five years and a volatility of 85% were applied to all 2004 grants. The weighted-average fair value of options granted during 2004 was $17.84. The effects of applying the fair value method to the results for the three and six months ended June 30, 2004 and 2003 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders:
As reported	$(9,983)	$(16,819)	$(19,792)	$(33,537)
Plus: stock based compensation recognized under the intrinsic value method	121	243	295	243
Less: stock based compensation under fair value method	(595)	(205)	(1,086)	(334)

Pro forma net loss	$(10,457)	$(16,781)	$(20,583)	$(33,628)

Net loss attributable to common shareholders per common share:
As reported (basic and diluted)	$(.39)	$(20.72)	$(.80)	$(41.99)
Pro forma net loss per share (basic and diluted)	$(.41)	$(20.67)	$(.83)	$(42.11)

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

7. OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the three and six months ended June 30, 2004 and 2003 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(9,983)	$(13,994)	$(19,792)	$(27,887)
Other comprehensive income:
Foreign currency translation	(201)	980	(1,224)	877
Unrealized loss on available for sale securities	(75)	—	(245)	—

Comprehensive loss	$(10,259)	$(13,014)	$(21,261)	$(27,010)

     The foreign currency translation amounts primarily relate to the operating results of our foreign subsidiaries.

8. INCOME TAXES

     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the six and three months ended June 30, 2004 resulted primarily from taxable income generated in certain foreign jurisdictions.

9. COMMITMENTS AND CONTINGENCIES

     During the fourth quarter of 2003, the Company filed suit against Lipomed AG, and certain of its distributors, in the UK, Switzerland, Germany and Italy for patent infringement in connection with their sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in these countries. The Company was seeking injunctive relief that would have prevented the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in the four countries in which the Company brought suit, and damages against the defendants. In April 2004, all parties to the litigation agreed to a settlement of all claims. Lipomed agreed to cease selling its thalidomide formulation and to not further challenge the validity of the thalidomide patent. The Company agreed to make a €1.25 million payment to Lipomed toward the legal costs incurred by Lipomed in connection with the suit and in consideration of future assistance to be provided to the Company by Lipomed in obtaining regulatory approvals to market Thalidomide Pharmion 50 mg in those countries in which the Company is currently not approved to do so. In addition, the Company entered in to a distribution agreement with Lipomed pursuant to which Lipomed was appointed as the exclusive distributor of Thalidomide Pharmion 50 mg in Switzerland and Austria effective May 1, 2004.

10. GEOGRAPHIC INFORMATION

     Domestic and foreign financial information for the three months ended June 30, 2004 and 2003 was (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2004	2003	2004	2003
United States	Net sales	$2,582	$857	$4,239	$1,357
Foreign entities	Net sales	17,814	3,572	31,877	4,730

Total	Net sales	$20,396	$4,429	$36,116	$6,087

United States	Operating income (loss)	$(9,648)	$(9,544)	$(17,125)	$(18,471)
Foreign entities	Operating income (loss)	1,427	(4,527)	90	(9,620)

Total	Operating income (loss)	$(8,221)	$(14,071)	$(17,035)	$(28,091)

11. SUBSEQUENT EVENT

     On July 7, 2004, the Company completed a secondary offering of common stock. A total of 5,290,000 shares of common stock were sold to the public at $48.00 per share, resulting in net proceeds to the Company of approximately $238 million.

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

Overview

     Our goal is to create a global pharmaceutical company focused on in-licensing, developing and commercializing therapeutic products for the treatment of hematology and oncology patients. We were formed in August 1999 and commenced operations in January 2000 with the completion of our first round of equity financing. To date, we have licensed the rights to four products on either a global or regional basis. Two of these products are approved for marketing and are being sold by us, Innohep® in the U.S. and Refludan® in Europe and Australia. The third product, Vidaza®, was approved for marketing in the United States in May 2004 and we began selling it on July 1, 2004. We expect to file for approval in Europe and Australia in the second half of 2004. We are currently selling the fourth product, Thalidomide, in Europe and other international markets on a compassionate use or named patient basis while we pursue full regulatory marketing approval.

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

     Certain governmental health insurance providers as well as hospitals and clinics that are members of group purchasing organizations may be entitled to price discounts and rebates on our products used by those organizations and their patients. When we record sales, we estimate the likelihood that products sold to wholesale distributors will ultimately be subject to a rebate or price discount and book our sales net of estimated discounts. This estimate is based on historical trends and industry data on the utilization of our products.

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

Results of Operations

     Comparison of the Company’s Results for the Three Months Ended June 30, 2004 and 2003.

     Net sales. Net sales totaled $20.4 million for the three months ended June 30, 2004 as compared to $4.4 million for the three months ended June 30, 2003. Net sales included $2.6 million and $.9 million in the U.S. and $17.8 million and $3.5 million in Europe and other countries for the three months ended June 30, 2004 and 2003, respectively. The primary reason for the net sales growth in 2004 is an increase in sales of thalidomide, which totaled $15.3 million for the three months ended June 30, 2004, compared to $1.9 million for the comparable period of 2003. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003 following our acquisition of Gophar S.A.S., the parent company of Laphal Développement. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe and other international markets.

     Cost of sales. Cost of sales for the three months ended June 30, 2004 totaled $7.5 million compared to $3.7 million for the three months ended June 30, 2003. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the three months ended June 30, 2004 was 63% as compared to 17% for the comparable period in 2003. Cost of sales for the three months ended June 30, 2003 included inventory charges totaling $2.1 million relating to Refludan. These charges reduced our gross margin for this period by 47 percentage points. We expect the gross margin for our products will remain in the low to mid sixty-percent range for the foreseeable future.

     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $7.2 million for the three months ended June 30, 2004 as compared to $5.9 million for the three months ended June 30, 2003. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. Clinical, development and regulatory expenses for the second quarter of 2004 included a net charge of approximately $1.1 million relating to the settlement of a patent infringement suit filed by us against Lipomed, AG. In addition, medical and safety monitoring costs incurred to support our commercial products, primarily due to the support of the sales of thalidomide increased by $0.6 million in the second quarter of 2004 as compared to second quarter of 2003. These increases in expenses were partially offset by reduced pre-approval clinical and manufacturing development costs for Vidaza as those activities were completed in 2003.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $13.3 million for the three months ended June 30, 2004 as compared to $8.5 million for the three months ended June 30, 2003. Sales and marketing expenses totaled $9.1 million for the three months ended June 30, 2004, an increase of $4.3 million over the comparable period of 2003. This increase is due to the commercial launch of thalidomide in Europe in the second half of 2003 and preparation for the July 1, 2004 U.S. launch of Vidaza in the second quarter of 2004. Sales and marketing expenses in Europe and our rest-of-world markets for the second quarter of 2004 increased by $2.2 million over the second quarter of 2003 as we expanded our commercial organizations to support the sales of thalidomide in these countries. In the U.S., we expanded our field based commercial organization from approximately 30 to 75 employees during the second quarter of 2004. We also incurred increased marketing and launch preparation costs for the U.S. launch of Vidaza. These activities increased second quarter 2004 sales and marketing expenses in the U.S. by $2.1 million as compared to the second quarter of 2003.

     General and administrative expenses totaled $4.2 million for the three months ended June 30, 2004 as compared to $3.7 million for the three months ended June 30, 2003. This $0.5 million increase is due to increased costs to support the responsibilities of becoming a public company following our initial public offering completed in November 2003, including increased legal and accounting fees, directors and officers liability insurance premiums, investor relations costs, and consulting fees relating to our implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

     Product rights amortization. Product rights amortization totaled $0.7 million for the three months ended June 30, 2004 as compared to $0.4 million for the three months ended June 30, 2003. The increase in the second quarter of 2004 is due to the renegotiation of the financial terms in August 2003 of the Refludan® rights acquired from Schering A.G., which resulted in an increase in the capitalized product rights costs for Refludan® and, as such, the related amortization expense for the second quarter of 2004.

     Income tax expense. Income tax expense totaled $1.6 million for the three months ended June 30, 2004 as compared to $23,000 for the three months ended June 30, 2003. The provision for income taxes recorded for the second quarter of 2004 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense is due to an increase to taxable income in certain foreign countries in which we do business and additional capital-based taxes due in certain jurisdictions.

Comparison of the Company’s Results for the Six Months Ended June 30, 2004 and 2003.

     Net sales. Net sales totaled $36.1 million for the six months ended June 30, 2004 as compared to $6.1 million for the six months ended June 30, 2003. Net sales included $4.2 million and $1.4 million in the U.S. and $31.9 million and $4.7 million in Europe and other countries for the six months ended June 30, 2004 and 2003, respectively. The primary reason for the net sales growth in 2004 is an increase in sales of thalidomide, which totaled $27.9 million for the six months ended June 30, 2004, compared to $1.9 million for the comparable period of 2003. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003 following our acquisition of Laphal. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe and other international markets. Sales of our other products, primarily from Innohep® and Refludan®, totaled $8.2 million for the six months ended June 30, 2004, an increase of $4.0 million over the comparable period in 2003.

     Cost of sales. Cost of sales for the six months ended June 30, 2004 totaled $13.8 million compared to $4.5 million for the six months ended June 30, 2003. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the six months ended June 30, 2004 was 62% as compared to 27% for the comparable period in 2003. Cost of sales for the six months ended June 30, 2003 included inventory charges totaling $2.1 million relating to Refludan. These charges reduced our gross margin for this period by 34 percentage points. We expect the gross margin for our products will remain in the low to mid sixty-percent range for the foreseeable future.

     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $13.7 million for the six months ended June 30, 2004 as compared to $11.5 million for the six months ended June 30, 2003. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. The $2.2 million increase in these expenses for the second half of 2004 was due to two primary factors. First, clinical, development and regulatory expenses for the first six months of 2004 included a net charge of approximately $1.1 million relating to the April 2004 settlement of a patent infringement suit filed by us against Lipomed. Second, medical and safety monitoring costs incurred to support our commercial products increased by $1.1 million in the first six months of 2004 as compared to comparable period of 2003, primarily due to the support of the sales of thalidomide.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $24.2 million for the six months ended June 30, 2004 as compared to $17.6 million for the six months ended June 30, 2003. Sales and marketing expenses totaled $16.2 million for the six months ended June 30, 2004, an increase of $5.5 million over the comparable period of 2003. This increase is due to the commercial launch of thalidomide in Europe in the second half of 2003 and preparation for the July 1, 2004 U.S. launch of Vidaza in the second quarter of 2004. Sales and marketing expenses in Europe and our rest-of-world markets for the first half of 2004 increased by $3.8 million over the first half of 2003 as we expanded our commercial organizations to support the sales of thalidomide in these countries. In the U.S., we expanded our field based commercial organization from approximately 30 to 75 employees during the second quarter of 2004. We also incurred increased marketing and launch preparation costs for the of Vidaza. These activities increased sales and marketing expenses for the six months ended June 30, 2004 in the U.S. by $1.7 million as compared to the comparable period of 2003.

     General and administrative expenses totaled $8.0 million for the six months ended June 30, 2004 as compared to $6.9 million for the six months ended June 30, 2003. This $1.1 million increase is due to increased costs to support the responsibilities of becoming a public company following our initial public offering completed in November 2003, including increased legal and accounting fees, directors and officers liability insurance premiums, investor relations costs, and consulting fees relating to our implementation of Section 404 of the Sarbanes-Oxley Act of 2002 .

     Product rights amortization. Product rights amortization totaled $1.4 million for the six months ended June 30, 2004 as compared to $0.7 million for the six months ended June 30, 2003. The increase in 2004 is due to the amortization of product rights acquired through as part of the April 2003 acquisition of Laphal. Also, the renegotiation of the financial terms in August 2003 of the Refludan® rights acquired from Schering resulted in an increase in the capitalized product rights costs for Refludan® and, as such, the related amortization expense for the first six months of 2004.

     Income tax expense. Income tax expense totaled $2.6 million for the six months ended June 30, 2004 as compared to $114,000 for the six months ended June 30, 2003. The provision for income taxes recorded for the first half of 2004 reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense in the first half of 2004 is due to an increase to taxable income in certain foreign countries in which we do business and additional capital-based taxes due in certain jurisdictions.

Liquidity and Capital Resources

     Since our inception, we have incurred significant losses and as of June 30, 2004, we had an accumulated deficit of $140.4 million. We have not yet achieved profitability, and anticipate that we will continue to incur net losses for the foreseeable future. We expect that our regulatory and development and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve profitability. As of June 30, 2004, we had cash and cash equivalents and short-term investments totaling $66.7 million. To date, our operations have been funded primarily with proceeds from the sale of equity and the issuance of convertible notes. Net proceeds from our preferred stock sales in 2000 through 2002 totaled $125.0 million and the issuance of convertible notes in 2003 provided net proceeds of $14.0 million. On November 12, 2003, we completed our initial public offering. We sold 6,000,000 shares of our common stock in the offering at a price of $14.00 per share. We received net proceeds from the offering of approximately $76.2 million. Immediately prior to the closing of our initial public offering, all outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock. On March 1, 2004, the convertible notes and accrued interest thereon were converted into 1,342,170 shares of common stock. On July 7, 2004, we completed a secondary offering of our common stock, selling 5,290,000 shares to the public at a price of $48.00 per share. We received net proceeds from the offering of approximately $238 million.

     Cash, cash equivalents and short-term investments decreased from $88.5 million at December 31, 2003 to $66.7 million at June 30, 2004. This $21.8 million decrease is due primarily to cash used to fund operations of $18.6 million, net cash of $.7 million used to fund capital expenditures and $1.9 million to repay debt obligations.

     We expect to incur increases to our total operating expenses in future periods to support the commercialization and clinical development programs of our current products. We believe, however, that our cash and short term investments on hand at June 30, 2004 along with the proceeds from our offering of common stock that closed on July 7, 2004, and the cash generated from expected product sales will be adequate to fund our operations for at least the next 12 months. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities in generating product sales, the cost of clinical studies and other actions needed to obtain regulatory approval or expanded approved indications of our existing products, and the timing and cost of any future product acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Our failure to raise capital when needed could adversely impact our growth plans and financial condition. Additional equity financing may be dilutive to the holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations

     Commitments. The following table summarizes our long-term commitments as of June 30, 2004, including commitments pursuant to debt agreements, product licensing agreements and lease obligations (amounts in thousands).

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Product and company acquisition payments	$6,000	$4,000	$2,000	$—	$—
Product royalty payments	21,490	9,243	12,247	—	—
Clinical development funding	3,500	2,500	1,000	—	—
Operating leases	5,235	1,777	2,455	727	276
Inventory purchase commitments	2,476	2,476	—	—	—
Long-term debt obligations	748	441	302	5	—

Total — fixed contractual obligations	$39,449	$20,437	$18,004	$732	$276

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

     Clinical development funding. We have entered into an agreement with Celgene to provide funding to support clinical development studies sponsored by Celgene analyzing thalidomide as a treatment for various types of cancers. Under our agreement, we will pay Celgene an additional $1.5 million during the rest of 2004 and $2.0 million in 2005.

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

     Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, in addition to the fixed payments required, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan® are achieved. The terms of our Laphal acquisition require two additional payments of €4.0 million each, or an aggregate of $9.7 million based on foreign currency exchange rates as of June 30, 2004, if Laphal’s products achieve future revenue milestones. The terms of our Innohep® agreement with LEO Pharmaceutical Products Ltd. A/S provide for additional royalties due in the event that the quarterly royalties paid to them do not meet minimum royalty targets for 2007 to 2012. These targets are calculated based on sales forecasts that will be determined in the future. The terms of our agreement with LEO also provide that we will pay additional royalties if the net sales forecasts defined in the agreement are not achieved for any two consecutive years. If we elect not to pay those additional royalties, LEO has the right to terminate the license agreement.

FACTORS AFFECTING OUR BUSINESS CONDITIONS

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.

Risks Related To Our Business

     We have a history of net losses, and may not achieve or maintain profitability.

     We have incurred net losses since our inception, including a net loss of $19.8 million for the six months ended June 30, 2004. As of June 30, 2004, we had an accumulated deficit of $140.4 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. We will need to generate significantly greater revenues to achieve and then maintain profitability. As a result, we are unsure when we will become profitable, if at all. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

     We have a limited operating history.

     We have a limited operating history. Accordingly, you must consider our prospects in light of the risks and difficulties encountered by companies in the early stage of development. As an early-stage company, we have yet to fully prove our business plan. We have not yet achieved full regulatory approval for Thalidomide Pharmion 50mg or Vidaza outside the United States, and our revenues to date from sales of our products have not been significant.

     We may not receive regulatory approvals for Thalidomide Pharmion 50mg or, outside of the U.S., for Vidaza, or approvals may be delayed.

     Our ability to fully commercialize Thalidomide Pharmion 50mg is subject to regulatory approval by governmental authorities in Europe and our other markets, while our ability to commercialize Vidaza in markets outside the U.S., is subject to regulatory approval by governmental authorities in Europe and elsewhere. We cannot assure you that the results of the clinical trials conducted, we intend to conduct or we are required to conduct for Thalidomide Pharmion 50mg and Vidaza will support our applications for these regulatory approvals. The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market, and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays.

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

     Although Vidaza has been approved in the U.S., it may not be commercially successful.

     Vidaza was approved for marketing in the U.S. in May 2004 and we expect to file for regulatory approval in Europe in the second half of 2004. Although the drug is approved in the U.S., patients and physicians may not readily accept it, which would limit its sales. Acceptance will be a function of Vidaza being clinically useful and demonstrating superior therapeutic effect with an acceptable side effect profile as compared to currently existing or future treatments. In addition, even if Vidaza does achieve market acceptance, we may not be able to maintain that market acceptance over time if new products are introduced that are more favorably received than Vidaza or render Vidaza obsolete.

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

     The primary competition for our products currently are:

•	Thalidomide Pharmion 50mg: Velcade™, from Millenium Pharmaceuticals Inc., and Revlimid™, from Celgene Corporation;

•	Vidaza: Thalomid® and Revlimid™, each from Celgene, and Dacogen, from Supergen Inc.;

•	Innohep®: Lovenox®, from Aventis, Fragmin®, from Pharmacia Corporation and Arixtra, from Sanofi-Synthelabs; and

•	Refludan®: Argatroban, from GlaxoSmithKline plc.

     Our failure to raise additional funds in the future may affect the development and sale of our products.

     Our operations to date have generated substantial and increasing needs for cash. Our negative cash flows from operations are expected to continue for at least the next 18 months. The development and approval of our product candidates and the acquisition and development of additional products or product candidates by us, as well as the expansion of our sales, marketing and regulatory organizations, will require a commitment of substantial funds. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.

     We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and marketable securities will be sufficient to fund our operations for the foreseeable future. If we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay the acquisition of additional products, thereby limiting our ability to execute our growth strategy.

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

     Third-party payors increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could harm our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect this legislation or regulation would have on our business. In the event that governmental authorities enact legislation or adopt regulations which affect third-party coverage and reimbursement, demand for our products may be reduced thereby harming our sales and profitability.

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

     Physicians may prescribe drugs for uses that are not described in the product’s labeling for uses that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses, but in some countries outside of the E.U. they may disseminate to physicians articles published in peer-reviewed journals that discuss off-label uses of approved products. To the extent allowed, we may disseminate peer-reviewed articles on our products to our physician customers. We believe our promotional activities are currently in compliance with the regulations and guidelines of the various regulatory authorities. If, however, our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if the discussion of off-label use in peer-reviewed journals, or the dissemination of these articles, is prohibited, it may harm demand for our products.

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

     In connection with our second public offering, certain of our officers, directors and stockholders owning an aggregate of approximately 11.5 million shares of our common stock agreed to not sell any of these shares, subject to specified exemptions, for a period of 90 days from June 30, 2004. Sales of a substantial number of these shares of our common stock in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities.

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

     Our stock price has been and may continue to be volatile and your investment in our common stock could suffer a decline in value.

     We only recently completed our initial public offering. An active trading market for our common stock may not continue to develop or be sustained. Since our initial public offering, the price of our common stock as reported by the Nasdaq National Market has ranged from a low of $11.00 to a high of $53.64.

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

     If our officers, directors and the venture capital firms with which they are affiliated choose to act together, they could significantly influence matters requiring approval by stockholders and their interests might not always coincide with the interests of other stockholders.

     Our officers and directors, and the venture capital firms with which certain of our directors are affiliated, beneficially own approximately 43% of our common stock. Accordingly, were these stockholders to act together they would have significant influence on all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

     We are exposed to movements in foreign exchange rates against the U.S. dollar for inter-company trading transactions and the translation of net assets and earnings of non-U.S. subsidiaries. Our primary operating currencies are the U.S. dollar, U.K. pound sterling, euro, and Swiss franc. We have not undertaken any foreign currency hedges through the use of forward foreign exchange contracts or options. Foreign currency exposures have been managed solely through managing the currency denomination of our cash balances.

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

     In addition, we reviewed our internal controls, and there have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

     After deducting expenses of the offering, we received net offering proceeds of approximately $76.2 million. From the time of receipt, November 12, 2003, through June 30, 2004, we have used approximately $28.5 million of the net proceeds from the offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into short-term investment-grade securities and money market accounts.

     On July 7, 2004, the Company completed a secondary public offering of common stock. A total of 5,290,000 shares of common stock were sold to the public at $48.00 per share, resulting in net proceeds to the Company of approximately $238 million. The proceeds will be used for the commercial launch and additional clinical development of Vidaza, ongoing Thalidomide clinical development, and the potential acquisition and development of additional products.

Issuer Purchases of Equity Securities         None.

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

(b) Reports on Form 8-K

On May 4, 2004, we filed a report on Form 8-K reporting under Items 7 and 12 that we had issued an announcement of our first quarter 2004 financial results.

On May 5, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that we had appointed Lipomed as an exclusive distributor for Thalidomide Pharmion in Switzerland and Austria.

On May 20, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that the Company is expanding its data package for EMEA application for Thalidomide Pharmion and resubmitting for multiple myeloma.

On May 21, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that the U.S. Food and Drug Administration approved Pharmion’s Vidaza™ for the treatment of myelodyplasic syndromes (MDS).

On June 9, 2004, we filed a report on Form 8-K reporting under Items 5 and 7 that we had filed a registration statement for a follow-on offering of 4,000,000 shares of common stock.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMION CORPORATION
By:	/s/ Patrick J. Mahaffy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 13, 2004

INDEX

Exhibit No.	Description
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer