Form 10-Q
period 2004-09-30
PHARMION CORP
filed 2004-11-12
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     As of November 5, 2004, there were 31,656,158 shares of the Registrant’s Common Stock outstanding.

PHARMION CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,129	$88,542
Short-term investments	115,157	—
Accounts receivable, net of allowances of $1,443 and $819, respectively	31,473	7,992
Inventories	3,136	4,923
Other current assets	3,990	4,122

Total current assets	348,885	105,579
Product rights, net	28,234	30,651
Property and equipment, net	4,598	5,050
Goodwill	3,586	3,652
Other assets	208	541

Total assets	$385,511	$145,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,672	$4,241
Accrued liabilities	32,611	14,800

Total current liabilities	36,283	19,041
Long-term liabilities:
Convertible notes payable	—	13,374
Deferred tax liability	3,599	3,665
Other long-term liabilities	1,320	4,479

Total long-term liabilities	4,919	21,518
Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized and 31,545,634 and 23,948,636 shares issued and outstanding at September 30, 2004 and December 31, 2003	32	24
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Additional paid-in capital	482,055	222,218
Deferred compensation	(766)	(1,155)
Other comprehensive income	3,693	4,386
Accumulated deficit	(140,705)	(120,559)

Total stockholders’ equity	344,309	104,914

Total liabilities and stockholders’ equity	$385,511	$145,473

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$42,576	$7,673	$78,692	$13,760
Operating expenses:
Cost of sales, including royalties of $9,817 and $1,695 for the three months ended September 30, 2004 and 2003, respectively; and royalties of $19,532 and $1,934 for the nine months ended September 30, 2004 and 2003, respectively	14,169	2,681	27,931	7,140
Clinical, development and regulatory	7,383	5,436	21,116	16,897
Selling, general and administrative	18,592	7,867	42,808	25,479
Product rights amortization	720	613	2,160	1,259

Total operating expenses	40,864	16,597	94,015	50,775

Income (loss) from operations	1,712	(8,924)	(15,323)	(37,015)
Interest and other income (expense), net	911	(290)	722	28

Income (loss) before taxes	2,623	(9,214)	(14,601)	(36,987)
Income tax expense	2,978	40	5,545	154

Net loss	(355)	(9,254)	(20,146)	(37,141)
Less accretion of redeemable convertible preferred stock to redemption value	—	(2,825)	—	(8,474)

Net loss attributable to common stockholders	$(355)	$(12,079)	$(20,146)	$(45,615)

Net loss attributable to common stockholders per common share, basic and diluted	$(0.01)	$(14.35)	$(0.75)	$(56.10)

Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	30,381,691	841,477	26,688,333	813,055
Pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted		$(0.52)		$(2.08)

Shares used in computing pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted		17,872,433		17,844,011

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Operating activities
Net loss	$(20,146)	$(37,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,650	2,349
Compensation expense related to stock option issuance	389	406
Other	305	181
Changes in operating assets and liabilities:
Accounts receivable, net	(23,564)	(3,780)
Inventories	1,650	(2,213)
Other current assets	135	(985)
Other long-term assets	332	475
Accounts payable	(528)	233
Accrued liabilities	18,416	2,448

Net cash used in operating activities	(19,361)	(38,027)
Investing activities
Purchases of property and equipment	(996)	(1,965)
Acquisition of business, net of cash acquired	(19)	(12,265)
Purchase of product rights	—	(1,000)
Purchase of available-for-sale investments	(131,855)	—
Sale and maturity of available-for-sale investments	16,308	—

Net cash used in investing activities	(116,562)	(15,230)
Financing activities
Proceeds from sale of common stock, net of issuance costs	245,683	70
Proceeds from issuance of convertible notes and warrants	—	14,000
Payment of debt obligations	(2,950)	(177)

Net cash provided by financing activities	242,733	13,893
Effect of exchange rate changes on cash and cash equivalents	(223)	293

Net increase (decrease) in cash and cash equivalents	106,587	(39,071)
Cash and cash equivalents at beginning of period	88,542	62,604

Cash and cash equivalents at end of period	$195,129	$23,533

Noncash items
Warrants granted in connection with issuance of convertible notes	—	730
Conversion of debt and accrued interest to common stock	14,161	—
Financed property and equipment acquisitions	58	—
Financed product rights acquisition	—	8,208

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development stage products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up-front and scheduled cash payments. To date, the Company has acquired the distribution and marketing rights to four products. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.

     On September 25, 2003, the Company effected a one for four reverse stock split of its common stock. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.

     On November 12, 2003, the Company completed an initial public offering (“IPO”) which resulted in net proceeds of approximately $76.2 million from the issuance of 6,000,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock were converted into shares of common stock.

     On July 7, 2004, the Company completed a public offering of common stock. A total of 5,290,000 shares of common stock were sold at a price to the public of $48.00 per share, resulting in net proceeds to the Company of $238.0 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain disclosures required for complete financial statements are not included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements, which are included in its 2003 Annual Report on Form 10-K, which has been filed with the SEC.

     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position and results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2004 or for any other interim period or for any other future year.

     Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The significant estimates reflected in these financial statements include estimates of chargebacks from distributors, product returns and rebates, inventory impairment and valuation of stock-based compensation.

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

     Inventories

     Inventories consist of raw materials and finished goods and are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories and any items considered outdated or obsolete are reduced to their estimated net realizable value. The Company estimates reserves for excess and obsolete inventories based on inventory levels on hand, future purchase commitments, product expiration dates and current and forecasted product demand. If an estimate of future product demand suggests that inventory levels are excessive, then inventories are reduced to their estimated net realizable value.

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

     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. In the nine months ended September 30, 2004 and 2003, revenues generated from the Company’s five largest customers in the United States totaled approximately 34% and 29%, respectively, of consolidated net revenues. Revenues generated from international customers were individually less than 5% of consolidated net revenues.

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

3. NET LOSS PER COMMON SHARE

     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic and diluted net loss per common share is calculated by dividing net loss applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share, since the effects of potentially dilutive securities are antidilutive for all periods presented. Potential incremental common shares include shares of common stock issuable upon exercise of stock options and warrants and upon the conversion of redeemable convertible preferred stock and convertible notes outstanding during the period. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be antidilutive. Such shares totaled 2,229,083 and 20,632,148 as of September 30, 2004 and 2003, respectively.

4. LICENSE AGREEMENTS AND PRODUCT RIGHTS

     Innohep

     In June 2002, the Company entered into an agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep®. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep® in the United States. On the closing date, in exchange for this license, the Company paid $5 million which was capitalized as product rights and is being amortized over the 10 year period during which the Company expects to generate significant revenues. On the closing date, the Company paid an additional $2.5 million which is creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. The agreement has a term of ten years.

     Refludan

     In May 2002, the Company acquired the exclusive right to market and distribute Refludan® in all countries outside the U.S. and Canada. The Company has paid Schering an aggregate of $8 million and is obligated to make $5 million in additional fixed payments to Schering, payable in quarterly installments of $1 million through the end of 2005. The value of the total cash payments made and the present value of future payments was $12.2 million, which was capitalized to product rights and is being amortized over the 10-year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company pays Schering a 14% royalty on net sales of Refludan® (8% in 2003) until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

     Azacitidine

     In 2001, the Company acquired the development and commercialization rights to azacitidine for the treatment of certain bone marrow disorders. Global rights to azacitidine were licensed from Pharmacia Corporation, now part of Pfizer Inc. The Company is responsible for all costs associated with the development, regulatory review, and commercialization of this product.

     Under the terms of the Company’s agreement with Pfizer, the Company is obligated to pay a royalty of up to 20% on net sales of azacitidine. The license from Pfizer has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country. In May 2004, the Company received approval from the FDA to market azacitidine under the branded name Vidaza® in the United States. The Company began selling Vidaza on July 1, 2004.

     Thalidomide

     In 2001, the Company acquired the development and commercialization rights to Thalomid® (thalidomide) in all countries outside the U.S., Canada, and certain Asian countries. The license was purchased from both Celgene Corporation and Penn T Limited, which was acquired by Celgene in October 2004. In the second quarter of 2003, the Company began selling thalidomide on a compassionate use or named patient basis throughout Europe and other international markets while it pursues marketing authorizations in those countries. The Company is responsible for all costs associated with the development, regulatory review, and commercialization of this product.

     Under the Company’s agreements with Penn and Celgene, the Company will pay a combined royalty of 36% of net sales, less the Company’s purchase price from Penn of the units of product sold, on all sales of thalidomide once it is approved by the appropriate health regulatory authority for sale in any country within the Company’s licensed territory. Until such approvals are obtained, the combined royalty payment obligations to Celgene and Penn are generally lower than 36%. The Company’s royalty payment obligations to Celgene and Penn are also subject to certain minimum yearly payment thresholds. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, the Company has also agreed to fund an aggregate of $8.0 million of Celgene’s clinical trial development costs for clinical studies of thalidomide. As of September 30, 2004 the Company was obligated to pay Celgene an aggregate of $2.8 million in quarterly installments through 2005. The Company issued a warrant to Celgene to purchase 1,701,805 shares of Series B Preferred Stock at $2.09 per share in November 2001 which expires seven years from the date of grant. Immediately prior to the effective date of the IPO, this warrant was converted into the right to purchase 425,452 shares of common stock at an exercise price of $8.36 per share and it was exercised in September 2004. The agreements with Celgene and Penn each have a ten year term running from the date of receipt of the first regulatory approval for thalidomide in the United Kingdom, subject, in the case of the Celgene agreement to Celgene having a right to terminate the agreement if the Company has not obtained that approval by November 2006.

     On March 25, 2003, the Company acquired 100% of the outstanding stock of Gophar S.A.S. and its wholly owned subsidiary, Laphal Développement. As part of this purchase, we acquired Laphal’s thalidomide formulation. A portion of the Laphal purchase price was allocated to the thalidomide product rights. The thalidomide product rights are being amortized over their estimated economic life of 15 years.

     The cost value and accumulated amortization associated with Innohep®, Refludan® and Thalidomide is as follows (in thousands):

	As of September 30, 2004		As of December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Innohep®	$5,000	$(1,125)	$5,000	$(750)
Refludan®	12,208	(1,876)	12,208	(865)
Thalidomide	15,583	(1,556)	15,849	(791)

Total product rights	$32,791	$(4,557)	$33,057	$(2,406)

5. INVENTORY

     Inventory at September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$499	$—
Finished goods	2,637	4,923

Total inventory	$3,136	$4,923

6. CONVERTIBLE NOTES PAYABLE

     In April 2003, the Company issued $14 million of 6% convertible notes with interest payable annually. Holders of the notes also received warrants to purchase an aggregate of 424,243 shares of the Company’s common stock at a price of $11.00 per share. The value of the warrants was reflected as an additional debt discount to be amortized over the term of the debt or 5 years. Effective March 1, 2004, the $14 million of convertible notes plus accrued interest were converted into 1,342,170 shares of common stock. The remaining unamortized debt discount was recorded as a decrease to equity.

7. STOCK OPTION COMPENSATION

     At September 30, 2004, the Company had two stock option plans. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations. Under this method, when the exercise price is less than the market price for the underlying stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company uses the fair value method to account for nonemployee stock-based compensation.

     During 2003, options were granted to employees and directors at exercise prices that were less than the estimated fair value of the underlying shares of common stock as of the grant date. In accordance with APB 25, deferred compensation expense is being recognized for the excess of the estimated fair value of the Company’s common stock as of the grant date over the exercise price of the options and amortized to expense on a straight-line basis over the vesting periods of the related options, which is generally 4 years. The Company recorded compensation expense totaling $388,908 for the nine months ended September 30, 2004.

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

The effects of applying the fair value method to the results for the three and nine months ended September 30, 2004 and 2003 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss attributable to common shareholders:
As reported	$(355)	$(12,079)	$(20,146)	$(45,615)
Plus: stock based compensation recognized under the intrinsic value method	94	163	389	406
Less: stock based compensation under fair value method	(1,259)	(235)	(2,308)	(553)

Pro forma net loss	$(1,520)	$(12,151)	$(22,065)	$(45,762)

Net loss attributable to common shareholders per common share:
As reported (basic and diluted)	$(0.01)	$(14.35)	$(0.75)	$(56.10)
Pro forma net loss per share (basic and diluted)	$(0.05)	$(14.44)	$(0.83)	$(56.28)

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

The weighted-average fair value per share was $19.48 and $9.01 for stock options granted in the nine months ended September 30, 2004 and 2003, respectively. The assumptions used to develop the estimated fair value of the options granted utilizing the Black-Scholes pricing model are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	2.80%	2.80%	2.80%	2.80%
Expected stock price volatility	85%	86%	85%	86%
Expected option term until exercise (years)	5	5	5	5
Expected dividend yield	0%	0%	0%	0%

8. OTHER COMPREHENSIVE LOSS

     Total comprehensive loss for the three and nine months ended September 30, 2004 and 2003 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(355)	$(9,254)	$(20,146)	$(37,141)
Other comprehensive income:
Foreign currency translation	610	435	(615)	1,312
Unrealized gain (loss) on available for sale securities	167	—	(78)	—

Comprehensive income (loss)	$422	$(8,819)	$(20,839)	$(35,829)

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.

9. INCOME TAXES

     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three and nine months ended September 30, 2004 resulted primarily from taxable income generated in certain foreign jurisdictions.

10. COMMITMENTS AND CONTINGENCIES

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

11. GEOGRAPHIC INFORMATION

     Domestic and foreign financial information for the three and nine months ended September 30, 2004 and 2003 was (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2004	2003	2004	2003
United States	Net sales	$22,496	$912	$26,735	$2,269
Foreign entities	Net sales	20,080	6,761	51,957	11,491

Total	Net sales	$42,576	$7,673	$78,692	$13,760

United States	Operating income (loss)	$290	$(5,133)	$(16,835)	$(23,603)
Foreign entities	Operating income (loss)	1,422	(3,791)	1,512	(13,412)

Total	Operating income (loss)	$1,712	$(8,924)	$(15,323)	$(37,015)

12. WARRANT EXERCISE

     In June 2004, a stock purchase warrant was exercised by a business partner, resulting in the issuance of 44,026 shares of common stock. The option holder utilized the cashless exercise option allowed under the warrant agreement and surrendered 16,580 shares to the Company as consideration for this exercise. In September 2004, a second business partner exercised two stock purchase warrants which resulted in the issuance of 789,089 shares of common stock. Total exercise proceeds received by the Company for the September warrant exercise were $7.6 million.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

     All statements, trend analysis and other information contained in this Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise these forward-looking statements to reflect future events or developments.

Overview

     Our goal is to create a global pharmaceutical company focused on in-licensing, developing and commercializing therapeutic products for the treatment of hematology and oncology patients. We were formed in August 1999 and commenced operations in January 2000 with the completion of our first round of equity financing. To date, we have licensed the rights to four products on either a global or regional basis. Three of these products are approved for marketing and are being sold by us, Innohep® in the U.S. and Refludan® in Europe and Australia. The third product, Vidaza®, was approved for marketing in the United States in May 2004 and we began selling it on July 1, 2004. We have filed for approval to market Vidaza in Europe and this submission is under review by European regulatory authorities. We are currently selling the fourth product, Thalidomide, in Europe and other international markets on a compassionate use or named patient basis while we pursue full regulatory marketing approval.

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

Results of Operations

     Comparison of the Company’s Results for the Three Months Ended September 30, 2004 and 2003.

     Net sales. Net sales totaled $42.6 million for the three months ended September 30, 2004 as compared to $7.7 million for the three months ended September 30, 2003. Net sales included $22.5 million and $.9 million in the U.S. and $20.1 million and $6.8 million in Europe and other countries for the three months ended September 30, 2004 and 2003, respectively. The primary reason for the net sales growth in 2004 is due to the commercial launch of Vidaza in the U.S. on July 1, 2004, which resulted in net sales of $20.4 million for the three months ended September 30, 2004. The growth has also resulted from an increase in thalidomide sales, which totaled $17.8 million for the three months ended September 30, 2004, as compared to $5.2 million for the quarter ended September 30, 2003. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003 following our acquisition of Gophar S.A.S., the parent company of Laphal Développement. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe and other international markets. The growth in thalidomide sales experienced in 2004 is due both to increased volume of product sold as well as an increase in the average selling price of thalidomide in certain markets.

     Cost of sales. Cost of sales for the three months ended September 30, 2004 totaled $14.2 million compared to $2.7 million for the three months ended September 30, 2003. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the three months ended September 30, 2004 was 67% as compared to 65% for the comparable period in 2003. The increase to gross margin is due primarily to the U.S. launch of Vidaza in July 2004, as the gross margin on Vidaza is higher than that of our other products. We expect the gross margin for our products will remain in the mid to high sixty-percent range for the foreseeable future.

     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $7.4 million for the three months ended September 30, 2004 as compared to $5.4 million for the three months ended September 30, 2003. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. Employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $1.9 million in the third quarter of 2004 as compared to the third quarter of 2003. This increase is due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for thalidomide and Vidaza, including the U.S. and E.U. submissions of applications for marketing approval of Vidaza, commercial launch of Vidaza in the U.S., growth of compassionate use sales of thalidomide in Europe and other international markets, and initiation of clinical studies for Vidaza and thalidomide. In addition, registration and regulatory maintenance fees for Vidaza and Innohep increased by $.5 million in the third quarter of 2004. These costs were partially offset by a decrease in pre-approval clinical and manufacturing formulation development costs incurred in the third quarter of 2003 for Vidaza.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $18.6 million for the three months ended September 30, 2004 as compared to $7.9 million for the three months ended September 30, 2003. Sales and marketing expenses totaled $13.0 million for the three months ended September 30, 2004, an increase of $8.6 million over the comparable period of 2003. This increase is due to the growth in commercial sales of thalidomide in Europe and the launch of Vidaza in the U.S. in the third quarter of 2004. In the U.S., we expanded our field based commercial organization by approximately 50 employees during the second quarter of 2004 and incurred additional marketing and sales costs for the U.S. launch of Vidaza. These activities increased third quarter 2004 sales and marketing expenses in the U.S. by $5.9 million as compared to the third quarter of 2003. Sales and marketing expenses in Europe and our rest-of-world markets for the third quarter of 2004 increased by $2.7 million over the third quarter of 2003 due to the expansion of our commercial organizations to support the sale of thalidomide in these markets.

     General and administrative expenses totaled $5.6 million for the three months ended September 30, 2004 as compared to $3.4 million for the three months ended September 30, 2003. This $2.2 million increase is due to increased costs to support the commercial growth of our Company as well as higher costs associated with becoming a public company following our initial public offering completed in November 2003, including increased legal and accounting fees, directors and officers liability insurance premiums, investor relations costs, and consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, business development and market research costs increased $.4 million in the third quarter of 2004 as compared to 2003 as we have significantly expanded our search and evaluation activities of potential product acquisition candidates.

     Product rights amortization. Product rights amortization totaled $0.7 million for the three months ended September 30, 2004 as compared to $0.6 million for the three months ended September 30, 2003. The slight increase in the third quarter of 2004 is due to the renegotiation of the financial terms of the Refludan® rights acquired from Schering A.G. in August 2003, which increased the value of capitalized product rights for Refludan®. The third quarter of 2004 reflects a full quarter of amortization based on the revised Refludan® product rights value in comparison to the third quarter of 2003 that captured only two months of amortization at the increased product rights value.

     Income tax expense. Income tax expense totaled $3.0 million for the three months ended September 30, 2004 as compared to $40,000 for the three months ended September 30, 2003. The provision for income taxes recorded for the third quarter of 2004 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense is due to an increase to taxable income in certain foreign countries in which we do business and additional capital-based taxes due in certain jurisdictions.

Comparison of the Company’s Results for the Nine Months Ended September 30, 2004 and 2003.

     Net sales. Net sales totaled $78.7 million for the nine months ended September 30, 2004 as compared to $13.8 million for the nine months ended September 30, 2003. Net sales included $26.7 million and $2.3 million in the U.S. and $52.0 million and $11.5 million in Europe and other countries for the nine months ended September 30, 2004 and 2003, respectively. The primary reason for the net sales growth in 2004 is an increase in sales of thalidomide, which totaled $45.7 million for the nine months ended September 30, 2004, compared to $7.1 million for the comparable period of 2003. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003 following our acquisition of Laphal. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe and other international markets. Vidaza was commercially launched in the U.S. in July 2004, resulting in net sales of $20.4 million for the nine months ended September 30, 2004. Sales of our other products, primarily Innohep® and Refludan®, totaled $12.6 million for the nine months ended September 30, 2004, an increase of $5.9 million over the comparable period in 2003.

     Cost of sales. Cost of sales for the nine months ended September 30, 2004 totaled $27.9 million compared to $7.1 million for the nine months ended September 30, 2003. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the nine months ended September 30, 2004 was 65% as compared to 48% for the comparable period in 2003. Cost of sales for the nine months ended September 30, 2003 included inventory charges totaling $2.1 million relating to Refludan. These charges reduced our gross margin for this period by 15 percentage points. Commercial sales of Vidaza began in July 2004 which resulted in a 3% increase to the 2004 margins realized on a year to date basis. We expect the gross margin for our products will remain in the mid to high sixty-percent range for the foreseeable future.

     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $21.1 million for the nine months ended September 30, 2004 as compared to $16.9 million for the nine months ended September 30, 2003. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. Employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $3.6 million for the nine months ended September 30, 2004 as compared to the comparable period of 2003. This increase is due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for thalidomide and Vidaza, including the U.S. and E.U. submissions of applications for marketing approval of Vidaza, commercial launch of Vidaza in the U.S., growth of compassionate use sales of thalidomide in Europe and other international markets, and initiation of clinical studies for Vidaza and thalidomide. Third-party regulatory expenses increased $2.0 million in 2004 due primarily to E.U. submission of the marketing authorization application for Vidaza and activities associated with our efforts to obtain approval to market thalidomide in Europe. Also, regulatory expenses in 2004 included $1.1 million relating to the settlement of a patent infringement suit filed by us against Lipomed, AG. These increases in expenses were partially offset by a decrease in pre-approval clinical and manufacturing formulation development costs incurred in the nine months ended September 30, 2003 for Vidaza.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $42.8 million for the nine months ended September 30, 2004 as compared to $25.5 million for the nine months ended September 30, 2003. Sales and marketing expenses totaled $29.2 million for the nine months ended September 30, 2004, an increase of $14.1 million over the comparable period of 2003. This increase is due to the commercial launch of thalidomide in Europe in the second half of 2003 and the U.S. launch of Vidaza in the third quarter of 2004. In the U.S., we expanded our field based commercial organization by approximately 50 employees during the second quarter of 2004. We also incurred increased sales and marketing costs associated with the commercial launch of Vidaza in July 2004. These activities increased sales and marketing expenses for the nine months ended September 30, 2004 in the U.S. by $7.6 million as compared to the comparable period of 2003. Sales and marketing expenses in Europe and our rest-of-world markets for the nine months ended September 30, 2004 have increased by $6.5 million over the comparable period of 2003 as we expanded our commercial organizations to support the sales of thalidomide in these countries.

     General and administrative expenses totaled $13.6 million for the nine months ended September 30, 2004 as compared to $10.4 million for the nine months ended September 30, 2003. This $3.2 million increase is due to increased costs to support the commercial growth of our Company as well as higher costs associated with becoming a public company following our initial public offering completed in November 2003, including increased legal and accounting fees, directors and officers liability insurance premiums, investor relations costs, and consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, business development and market research costs increased $.5 million for the nine months ended September, 30, 2004 as compared to the same period in 2003 as we have significantly expanded our search and evaluation activities of potential product acquisition candidates.

     Product rights amortization. Product rights amortization totaled $2.2 million for the nine months ended September 30, 2004 as compared to $1.3 million for the nine months ended September 30, 2003. The increase in 2004 is due to having a full nine months of amortization of product rights acquired through the purchase of Laphal Développement in April 2003. In addition, the renegotiation of the financial terms of Refludan® rights acquired from Schering in August 2003 resulted in an increase to the value of the capitalized product rights and has increased the related amortization expense for the first nine months of 2004.

     Income tax expense. Income tax expense totaled $5.5 million for the nine months ended September 30, 2004 as compared to $154,000 for the nine months ended September 30, 2003. Although we have incurred pre-tax losses on a consolidated basis, certain of our foreign subsidiaries generate taxable income, and therefore incur income tax expense. The provision for income taxes recorded for 2004 reflects our estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense for the nine months ended September 30, 2004 in comparison to the same prior year period is due to an increase to taxable income in certain foreign countries in which we do business and additional capital-based taxes due in certain jurisdictions.

Liquidity and Capital Resources

     Since our inception, we have incurred significant losses and as of September 30, 2004, we had an accumulated deficit of $140.7 million. We have not yet achieved profitability, and expect that our regulatory and development and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to achieve and sustain profitability. As of September 30, 2004, we had cash and cash equivalents of $195.1 million and short-term investments totaling $115.2 million. To date, our operations have been funded primarily with proceeds from the sale of equity and the issuance of convertible notes. Net proceeds from our preferred stock sales in 2000 through 2002 totaled $125.0 million and the issuance of convertible notes in 2003 provided net proceeds of $14.0 million. On November 12, 2003, we completed our initial public offering. We sold 6,000,000 shares of our common stock in the offering at a price of $14.00 per share. We received net proceeds from the offering of approximately $76.2 million. Immediately prior to the closing of our initial public offering, all outstanding shares of our redeemable convertible preferred stock converted into shares of our common stock. On March 1, 2004, the convertible notes and accrued interest thereon were converted into 1,342,170 shares of common stock. On July 7, 2004, we completed a public offering of our common stock, in which we sold

5,290,000 shares of common stock in the offering at a price to the public of $48.00 per share. We received net proceeds from the offering of approximately $238.0 million.

     Cash and cash equivalents have increased from $88.5 million at December 31, 2003 to $195.1 million at September 30, 2004. This $106.6 million increase is due primarily to the net cash proceeds obtained from our public offering in July 2004 of $238.0 million offset by cash used to fund operations of $19.4 million, net cash of $.9 million used to fund capital expenditures, $3.0 million to repay debt obligations and net cash of $115.0 million used to purchase available for sale short-term investments.

     We expect to incur increases in our total operating expenses in future periods to support the commercialization and clinical development programs of our current products. We believe, however, that our cash and short term investments on hand at September 30, 2004 and the cash generated from expected product sales will be adequate to fund our operations for at least the next 12 months. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities in generating product sales, the cost of clinical studies and other actions needed to obtain regulatory approval or expanded approved indications of our existing products, and the timing and cost of any future acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Our failure to raise capital when needed could adversely impact our growth plans and financial condition. Additional equity financing may be dilutive to the holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations

     Commitments. The following table summarizes our long-term commitments as of September 30, 2004, including commitments pursuant to debt agreements, product licensing agreements and lease obligations (amounts in thousands).

		Less than			More than
Contractual obligations	Total	1 Year	1-3 Years	4-5 Years	5 Years
Product royalty payments	$19,053	$9,353	$9,700	$—	$—
Inventory purchase commitments	5,692	5,692	—	—	—
Product and company acquisition payments	5,000	4,000	1,000	—	—
Operating leases	4,805	1,722	2,307	530	246
Clinical development funding	2,750	2,250	500	—	—
Long-term debt obligations	643	447	196	—	—

Total — fixed contractual obligations	$37,943	$23,464	$13,703	$530	$246

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

     Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene and Penn T Limited, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire the earlier of 2006 or the date we obtain regulatory approval to market thalidomide in the E.U. Pursuant to our Innohep® product license agreement with LEO Pharmaceutical Products Ltd. A/S, we are required to make additional annual royalty payments through 2006 to the extent that the annual royalties paid do not meet the minimum royalty targets. The amounts reflected in the summary above represent the minimum amounts due under these agreements.

     Clinical development funding. We have entered into an agreement with Celgene to provide funding to support clinical development studies sponsored by Celgene analyzing thalidomide as a treatment for various types of cancers. Under our agreement, we will pay Celgene an additional $750,000 during the remainder of 2004 and $2.0 million in 2005.

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

     Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, in addition to the fixed payments required, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan® are achieved. The terms of our Laphal acquisition require two additional payments of €4.0 million each, or an aggregate of $9.9 million based on foreign currency exchange rates as of September 30, 2004, if Laphal’s products achieve future revenue milestones. The terms of our Innohep® agreement with LEO provide for additional royalties due in the event that the quarterly royalties paid to them do not meet minimum royalty targets for 2007 to 2012. These targets are calculated based on sales forecasts that will be determined in the future. The terms of our agreement with LEO also provide that we will pay additional royalties if the net sales forecasts defined in the agreement are not achieved for any two consecutive years. If we elect not to pay those additional royalties, LEO has the right to terminate the license agreement.

FACTORS AFFECTING OUR BUSINESS

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.

Risks Related To Our Business

     We have a history of net losses, and may not achieve or maintain profitability.

     We have incurred net losses since our inception, including a net loss of $20.1 million for the nine months ended September 30, 2004. As of September 30, 2004, we had an accumulated deficit of $140.7 million. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. We will need to generate significantly greater revenues to achieve and then maintain profitability. As a result, we are unsure when we will become profitable, if at all. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

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

     Our ability to fully commercialize Thalidomide Pharmion 50mg is subject to regulatory approval by governmental authorities in Europe and our other markets, while our ability to commercialize Vidaza in markets outside the U.S. is subject to regulatory approval by governmental authorities in Europe and elsewhere. We cannot assure you that the results of the clinical trials conducted, we intend to conduct or we are required to conduct for Thalidomide Pharmion 50mg and Vidaza will support our applications for these regulatory approvals. The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market, and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays. Further, if we fail to obtain the required regulatory approvals to market and sell thalidomide in the U.K. by November 2006, Celgene Corporation has the right to terminate this license agreement with us on thirty days notice. Loss of any of these licenses or the exclusivity right provided therein could harm our financial condition and operating results.

     Moreover, favorable results in later stage clinical trials do not ensure regulatory approval to commercialize a product. Some companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. We will not be able to market Thalidomide Pharmion 50mg or Vidaza in any country where the drug is not approved, and if Thalidomide Pharmion 50mg or Vidaza is not approved for sale in any market where we have acquired rights to the product, we will only be able to sell it in such market, if at all, on a compassionate use or named patient basis, which may limit sales.

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

     Vidaza was approved for marketing in the U.S. in May 2004 and we filed for marketing approval in Europe in September of 2004. Although the drug is approved in the U.S., patients and physicians may not readily accept it, which would limit its sales.

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

     We do not have alternate manufacturing plans in place at this time for any of our products. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our products.

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

     Our industry is highly competitive. Our success will depend on our ability to acquire, develop and commercialize products and our ability to establish and maintain markets for our products. Potential competitors in North America, Europe and elsewhere include major pharmaceutical companies, specialized pharmaceutical companies and biotechnology firms, and other research institutions. Many of our competitors have substantially greater research and development capabilities and experience, and greater manufacturing, marketing and financial resources, than we do. Accordingly, our competitors may develop or license products or other novel technologies that are more effective, safer or less costly than our existing products or products that are being developed by us, or may obtain regulatory approval for products before we do. Clinical development by others may render our products or product candidates noncompetitive.

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

     We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and short-term investments will be sufficient to fund our operations for the foreseeable future. If we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay the acquisition of additional products, thereby limiting our ability to execute our growth strategy.

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

     We only recently completed our initial public offering. An active trading market for our common stock may not continue to develop or be sustained. Since our initial public offering, the price of our common stock as reported by the Nasdaq National Market has ranged from a low of $11.00 to a high of $58.49.

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

     Our officers and directors, and the venture capital firms with which certain of our directors are affiliated, beneficially own approximately 17% of our common stock. Accordingly, were these stockholders to act together they would have significant influence on all matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combinations. They may exercise this ability in a manner that advances their best interests and not necessarily those of other stockholders.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

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

Changes in Internal Controls:

     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley 404 Compliance:

     We are performing a detailed assessment of our internal controls as required for all publicly-owned companies by the Sarbanes-Oxley Act of 2002. As a result of this process, we may identify control deficiencies in our system of internal controls. As we move to the testing phase of our project, we expect to validate these potential control deficiencies and to assess whether or not they rise to the level of significant deficiencies or material weaknesses. In the meantime, we will investigate any potential control deficiencies, and, where appropriate, we will remediate them. To ensure that we address these issues thoroughly, effectively, and timely, we have supplemented our internal control review with the services of outside specialists. Although we have made this project a top priority for the Company, there can be no assurances that any control deficiencies identified and validated will be remediated before the end of the Company’s fiscal year or that any remaining unresolved control deficiencies will not rise to the level of significant deficiencies or material weaknesses.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     We are not engaged in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

     None.

(b) Use of Proceeds from Registered Securities

     On November 12, 2003, we closed the sale of 6,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-108122), we filed to register our common stock in the offering was declared effective by the SEC on November 5, 2003. After deducting expenses of the offering, we received net offering proceeds of approximately $76.2 million.

     From the time of the initial receipt, November 12, 2003, through September 30, 2004, we have used approximately $22.8 million of the net proceeds from our initial public offering to fund operations, the commercial launch and clinical development of Vidaza, ongoing Thalidomide clinical development, capital expenditures, working capital needs and other general corporate purposes. The remainder of the proceeds have been invested into short-term investment-grade securities and money market accounts.

(c) Issuer Purchases of Equity Securities

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

Date: November 12, 2004

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 12, 2004

INDEX

Exhibit No.	Description
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer