Form 10-K
period 2004-12-31
PHARMION CORP
filed 2005-03-16
CIK 1203866

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

for the fiscal year ended December 31, 2004.

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
Common Stock $.001 Par Value
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $830,839,767.
      As of March 11, 2005, there were 31,819,131 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this report on Form 10-K to the extent stated therein.

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
Overview
      We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in 22 additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to four products. Thalidomide Pharmion 50mgtm is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization from the European Agency for the Evaluation of Medicinal Products, or EMEA. In May 2004, Vidaza® was approved for marketing in the U.S. and we commenced sales of the product in July 2004. We have filed for approval to market Vidaza in Europe and Australia and these submissions are under review by the respective regulatory authorities. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets. With our combination of regulatory, development and commercial capabilities, we intend to continue to build a balanced portfolio of approved and pipeline products targeting the hematology and oncology markets. We had total sales of $130.2 million in 2004, $25.5 million in 2003 and $4.7 million in 2002.
      Our current product portfolio consists of the following four products:

•	Vidaza (azacitidine for injectable suspension) — On May 19, 2004, we received full approval from the U.S. Food and Drug Administration, or FDA, to market Vidaza for the treatment of Myelodysplastic Syndromes, or MDS, a bone marrow disorder characterized by the production of abnormally functioning immature blood cells. Vidaza is the first and only drug currently approved for the treatment of MDS and is the first of a new class of drugs known as demethylating agents to be approved. The FDA approved Vidaza for the treatment of all MDS sub-types, including both low and high-risk patients. We launched Vidaza for commercial sale in the U.S. in July 2004. In September 2004 the EMEA accepted for review our Marketing Authorization Application for Vidaza for the treatment of MDS. In addition, we filed for approval to market Vidaza in Australia in October 2004 and both submissions are currently under review by the respective regulatory authorities. We obtained worldwide rights to this product from Pharmacia & Upjohn Company, now part of Pfizer, Inc., in June 2001. In 2004, sales of Vidaza were $47.1 million, which represented approximately 36% of our total revenue for 2004.

•	Thalidomide Pharmion 50mg and Thalidomide Laphal (thalidomide) — Thalidomide has become a standard of care for the treatment of relapsed and refractory multiple myeloma, a cancer of the plasma cells in the bone marrow. We have licensed the marketing rights to thalidomide from Celgene Corporation and, in a separate agreement, have an exclusive supply agreement for thalidomide with Celgene UK Manufacturing II Limited (formerly known as Penn T Limited) for all countries outside of North America and certain Asian markets. We began selling thalidomide in Europe on a compassionate use or named patient basis under a stringent risk management program in the third quarter of 2003 while we actively seek full regulatory approval for this drug in Europe and several additional countries. Thalidomide Pharmion 50mg has been approved as a treatment for relapsed and refractory multiple myeloma in Australia, New Zealand, Turkey and Israel. Although thalidomide has become a standard of care for the treatment of relapsed/refractory multiple myeloma, these regulatory approvals represent the first, and to date only, regulatory approvals for this indication. In 2004, sales of thalidomide were $65.3 million, which represented approximately 50% of our total revenue for 2004.

•	Innohep (tinzaparin) — Innohep is a low molecular weight heparin approved in the U.S. for the treatment of deep vein thrombosis, or DVT, which occurs when a blood clot develops in the deep veins of the legs. We obtained the U.S. rights to this product from LEO Pharma A/ S, which markets Innohep in Europe and several additional countries. We re-launched Innohep as a treatment for DVT in cancer patients in the fourth quarter of 2002, and used this drug to establish our U.S. sales and marketing organization.

•	Refludan (lepirudin) — Refludan is an anti-thrombin agent approved in the U.S., Europe and several additional countries for the treatment of heparin-induced thrombocytopenia, or HIT, an allergic, adverse immune response to heparin, resulting in an absence of sufficient cell platelets to enable blood clotting. We obtained rights to this product in all countries outside of the U.S. and Canada from Schering AG. We began selling Refludan in Europe and Australia in the third quarter of 2002, and used this drug to establish our European and Australian sales and marketing organizations.

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
      Focusing on the hematology and oncology markets. We focus on the hematology and oncology markets for several reasons. The hematology and oncology markets are characterized by a number of disorders with high rates of recurrence and a limited response from current therapies or treatments, many of which include severe side effects. New hematology and oncology product candidates addressing unmet medical needs or providing a superior safety profile are frequently the subject of expedited regulatory reviews and, if effective, can experience rapid adoption rates. While the overall global hematology and oncology markets are substantial, many drugs directed at hematology and oncology patients treat relatively small patient populations or subsets of patients with a specific cancer type. Because large, multinational pharmaceutical companies are increasingly seeking products with very large revenue potential, they often do not devote resources to develop drugs they discover with the potential to treat these patient populations, presenting us the opportunity to acquire, develop and market these drugs. There are also a large number of emerging biotechnology companies doing research in hematology and oncology, many of which do not have the global commercial and regulatory capabilities that we have. We believe we can be a regional or global partner for these companies, particularly for compounds that target smaller patient populations. There are approximately 11,000 hematologists and oncologists practicing in each of the U.S. and Europe. In addition, a small number of opinion leaders significantly influence the types of drugs prescribed by this group of physicians. We believe that we can effectively reach the hematology and oncology markets with a relatively small sales organization focused on these physicians and opinion leaders.
      Expanding and leveraging our global sales and marketing capabilities. We believe that our U.S., European and Australian sales and marketing organizations, combined with our distributor network in other countries, distinguish us from other pharmaceutical companies of our size. In each of these markets, we have developed highly-trained sales forces that target the hematology and oncology communities in conjunction with medical science liaisons focused on advocate development, educational forums, clinical development strategies and clinical data publications. By managing the global sales and marketing of our products on our own and with our partners, we believe we can provide uniform marketing programs and consistent product positioning and labeling. In addition, we seek consistent pricing across these markets to maximize the commercial potential of our products and reduce the risk of parallel imports and re-importation. With the commercial launch of Vidaza in the U.S. and increased sales of thalidomide in Europe in 2004, we have substantially increased our sales, marketing and payer-relations organizations.
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
      Acquiring attractive late-stage development or approved products. We intend to continue to acquire or in-license rights to late-stage development and approved products to more fully exploit our regulatory, sales and marketing capabilities and build our product pipeline. We are focused on acquiring products that satisfy significant unmet medical needs and that provide us with a period of sales, regulatory or geographic exclusivity.

Our Products
      Our product portfolio is focused on addressing unmet needs in the hematology and oncology markets. We believe these markets present us with significant commercial opportunities. Our current product portfolio consists of the following:

Product	Disease/Indication	Phase of Development	Licensor	Licensed Territory

Vidaza (azacitidine)	• Myelodysplastic Syndromes	Approved May 19, 2004 in the U.S.; commercial launch in July 2004. In registration in Europe and Australia. Phase III/IV study ongoing	Pfizer, Inc.	Global rights
Thalidomide Pharmion 50mg and Thalidomide Laphal (thalidomide)	• Relapsed and refractory multiple myeloma	Approved in Australia, New Zealand, Turkey and Israel; compassionate use and named patient sales ongoing in Europe; Phase III study ongoing	Celgene Corporation and Celgene UK Manufacturing II Limited	All countries outside North America, Japan and all provinces of China (except Hong Kong)
	• Newly-diagnosed multiple myeloma	Phase III study ongoing
Innohep (tinzaparin)	• Deep vein thrombosis with or without pulmonary embolisms	Marketed	LEO Pharma A/S	U.S.
Refludan (lepirudin)	• Heparin-induced thrombocytopenia type II	Marketed	Schering AG	All countries outside North America

Vidaza
      On May 19, 2004, we received full approval from the FDA to market Vidaza in the U.S. for the treatment of all subtypes of MDS. Vidaza is the first and only drug currently approved for the treatment of MDS and is the first of a new class of drugs known as demethylating agents to be approved. The subtypes of MDS are: refractory anemia (RA), refractory anemia with ringed sideroblasts (RARS) (if accompanied by neutropenia or thrombocytopenia or requiring transfusions), refractory anemia with excess blasts (RAEB), refractory anemia with excess blasts in transformation (RAEB-T) and chronic myelomonocytic leukemia (CMMoL).
      We launched Vidaza for commercial sale in the U.S. in July 2004. In anticipation of the launch, we expanded our U.S. field organization from 31 to 75 employees, including additional sales representatives, medical science liaisons, payer relations and field based management. Since launch, we have further increased our field organization from 75 to 85 employees. In addition, we developed appropriate materials for mailings, educational literature and advertising in medical journals geared to hematologists and oncologists, as well as presentations at key industry conferences in support of the Vidaza launch. Since we believe that securing timely reimbursement will be critical to the commercial success of Vidaza, we assembled a payer-relations team to work with state Medicare carriers, state Medicaid programs and private payers to insure that healthcare providers are promptly paid for Vidaza.

      In June 2001, we entered into an agreement with Pharmacia & Upjohn Company, now part of Pfizer, Inc., to obtain the exclusive worldwide manufacturing, marketing and distribution rights to azacitidine, which we market under the trademark “Vidaza.” Under the agreement with Pfizer, we also obtained an exclusive worldwide license to use Pfizer’s azacitidine technology and patents, including its clinical data. Azacitidine was the subject of a completed and published Phase III study demonstrating its safety and efficacy in the treatment of MDS, a group of hematologic conditions caused by abnormal blood-forming cells of the bone marrow.
      Azacitidine, a pyrimidine nucleoside analog, was originally developed by Upjohn Corporation as a cytotoxic agent, which is an agent that indiscriminately kills actively multiplying cells. Azacitidine was studied at high doses as a treatment for various malignancies, including acute myelogenous leukemia, or AML. A New Drug Application, or NDA, was submitted by Upjohn in 1982 for the treatment of AML, but was deemed not approvable by the FDA, due to a lack of controlled studies adequately demonstrating clinical benefit. In addition, there were severe side effects observed in the high dosage studies. Researchers at the National Cancer Institute, or NCI, The Mount Sinai Medical Center and other institutions continued to study azacitidine and determined that it could be used effectively at much lower doses than originally studied by Upjohn, thereby reducing the side effects experienced in the earlier clinical studies. The results of subsequent clinical studies suggest that azacitidine is an effective treatment for MDS.
      The recognition that azacitidine could be effective at lower doses was based on the discovery that azacitidine acts not only as a cytotoxic agent, but also through an additional mechanism of action. Azacitidine is a member of a class of drugs in development known as “hypomethylating” or “demethylating” agents. Methylation of DNA is a major mechanism regulating gene expression. Researchers have determined that an increase in specific methylation of DNA results in blockage of the activity of genes that regulate cell division and differentiation, known as “suppressor genes.” With suppressor genes blocked, cell division becomes unregulated, causing cancer. In studies, researchers have demonstrated that azacitidine can reverse the methylation of DNA, leading to reexpression of suppressor genes and a resulting differentiation and maturation of the cancer cells back to normal.
      MDS occurs when blood cells remain in an immature, or “blast,” stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. More than 80% of MDS cases occur in persons aged 60-80. According to the American Cancer Society, or ACS, the exact number of cases of MDS in the U.S. is unknown, as there is no registry tracking this information, but most estimates are between 10,000 and 30,000 new cases each year. According to the ACS, these numbers appear to be increasing each year. Currently, we estimate there are approximately 40,000 MDS patients throughout the U.S. with similar incidence and prevalence rates in the E.U. According to the ACS, survival rates range from six months to six years for the different types of MDS. MDS can result in death from bleeding and infection in the majority of patients, while transformation to AML occurs in up to 40% of patients. Following transformation to AML, these patients have an exceptionally poor prognosis. MDS may occur without any identifiable cause, may be related to chemotherapy or radiation therapy being administered to treat other diseases, or may result from exposure to petrochemicals, benzene or rubber. Prior to the availability of Vidaza, patients generally received best supportive care, which typically consisted of a combination of transfusions, antibiotics and growth factors, such as erythropoietin and granulocyte colony stimulating factor. In addition, best supportive care treatment options included low-dose chemotherapies, if clinicians felt that their patients could tolerate the side effects and, for patients under 60 years of age, bone marrow transplants.
      Vidaza has been granted orphan product designation by the FDA that entitles the drug to seven years of market exclusivity for MDS in the U.S. We submitted the NDA on December 29, 2003 and received full approval from the FDA less than five months later. Vidaza was granted priority review status by the FDA on February 10, 2004.
      The NDA submission was based upon a National Cancer Institute-sponsored open-label, controlled Phase III study for the treatment of MDS, conducted by Cancer and Leukemia Group B, or CALGB, and two supportive Phase II studies conducted by CALGB, which were also sponsored by the National Cancer

Institute. The results of this Phase III study were published in the May 2002 Journal of Clinical Oncology. For the purposes of the FDA submission, we re-collected and reanalyzed the CALGB data.
      The Phase III study examined the safety and efficacy of Vidaza plus supportive care or supportive care alone in 191 patients with all five subtypes of MDS classified according to the French-American-British system. Patients with acute myelogenous leukemia were not intended to be included. Vidaza was administered subcutaneously at a dose of 75 mg/m2 daily for seven days every four weeks. Dosage adjustments were allowed based on response or adverse events. Patients in the observation arm were allowed by protocol to cross over to Vidaza if they met pre-determined criteria indicating worsening of their condition. The primary endpoint of the study was response rate.
      Our recollected and reanalyzed CALGB data, including an independent review showed that, of the 191 patients included in the study, 19 had the diagnosis of AML at baseline. These patients were excluded from the primary analysis of response rate, although they were included in the intent-to-treat analysis of all patients randomized. The overall response rate, which includes both complete and partial responses, was 15.7% in Vidaza-treated patients without AML (16.2% for all Vidaza randomized patients including AML), compared to zero percent in the observation group (p<0.0001). Responses occurred in all five subtypes of MDS as well as in patients determined to have a baseline diagnosis of AML.
      Patients responding to Vidaza had a decrease in bone marrow blasts percentage or an increase in platelets, hemoglobin or white blood cells. Greater than 90 percent of the responders initially demonstrated these changes by the fifth treatment cycle. All patients who had been transfusion dependent became transfusion independent during complete or partial response. The mean and median duration of clinical response for patients experiencing complete or partial response was estimated at 512 and 330 days, respectively. Seventy-five percent of the responding patients were still in partial response or better at the completion of treatment. Approximately 55% of the observation patients crossed over to receive Vidaza treatment, and of that crossover group, 12.8% demonstrated complete or partial response.
      The Phase II studies consisted of two multi-center, open-label, single-arm studies. A study of 72 patients with RAEB, RAEB-T, CMMoL or AML who were treated with subcutaneous Vidaza demonstrated an overall response rate of 13.9%. A study of 48 patients with RAEB, RAEB-T or AML who were treated with intravenous Vidaza demonstrated an overall response rate of 18.8%. Response occurred in all MDS subtypes as well as in patients with adjudicated baseline diagnosis of AML in both of these studies.
      Benefit was also seen in patients who did not meet the criteria for partial response or better, but were considered “improved.” About 24% of patients treated with Vidaza were considered improved and about two-thirds of those became transfusion independent. In the observation group, five of 83 patients met the criteria for improvement; none became transfusion independent. In all three studies, about 19% of patients met the criteria for improvement with a median duration of 195 days. All three studies used similar dosing regimens and response criteria. Response rates were similar regardless of age or gender.
      The recommended starting dose is 75 mg/m2 delivered subcutaneously, daily for seven consecutive days, every four weeks. It is recommended that patients be treated for a minimum of four cycles; however, complete or partial response may require more than four cycles. Treatment may be continued as long as the patient continues to benefit. Patients should be monitored for hematologic response and renal toxicities, and dosage delay or reduction may be necessary.
      We have initiated a comparative Phase III/ IV clinical trial that will examine survival and other secondary end points, using a multi-center, randomized, open-label, parallel group study design. The aim of this study is to compare the effect of Vidaza plus best supportive care against conventional care regimens plus best supportive care on survival in MDS patients. Because this study is global in nature and MDS treatment practices vary among countries, there are three comparative conventional care treatments in the comparator arm of the study: best supportive care only; low dose cytarabine plus best supportive care; and standard chemotherapy plus best supportive care. This design takes into account the actual “conventional care” used to treat MDS patients in each country targeted for trial participation and should also help to enhance timely enrollment. The study will recruit over 350 patients and will be one of the largest studies to date in this disease. We expect to complete enrollment of this study by the end of 2005.
      The primary objective of this Phase III/ IV study is to look at survival in these MDS patients. This study will also assess several other relevant endpoints, such as time to transformation to AML, time to relapse after complete remission or partial remission, disease progression, hematological status (peripheral blood counts, need for platelet and red blood cell transfusions and hematological response), episodes of infections requiring intravenous antibiotics and safety parameters.
      We have also initiated an additional clinical study that will investigate use of Vidaza with alternative dosing schedules and we continue our Vidaza formulation development activities. The alternative dosing study consists of two arms of fifty patients each. One arm examines 75 mg/m2 of Vidaza in a schedule of five days on, two days off, two days on. The other arm examines 50 mg/m2 of Vidaza in a schedule of five days on, two days off, five days on. Our formulation development efforts are focused on improving administration and manufacturing efficiencies, and, as a result of these activities, potentially enhancing our intellectual property. We have also initiated exploratory work to identify the feasibility of developing an oral formulation of Vidaza.
      In addition, a number of investigator-initiated trials investigating the use of Vidaza in a variety of settings are planned for 2005. Investigator-initiated clinical development efforts are focused on MDS, AML and other hematological malignancies as well as solid tumors. We do not control these studies and the investigator is responsible for submitting and maintaining an Investigational New Drug Application, or IND, covering the clinical investigation as required by the FDA or the equivalent regulatory applications required by foreign regulatory authorities. Generally, we have the right to review and use for our own business purposes clinical data generated by these trials, however, the investigators own the study data and may publish study data subject to our right to review any publications prior to submission.
      We expect to devote significant resources to continue the clinical development of Vidaza in MDS as well as other potential hematological and oncological disorders believed to be associated with hypermethylation.
      In September 2004 the EMEA accepted for review our Marketing Authorization Application, or MAA, for Vidaza for the treatment of MDS. We also filed for approval to market Vidaza in Australia in October 2004. We are working with the EMEA to respond promptly to inquiries on our MAA submission. However, the timelines for product approval in Europe are often longer than the corresponding approval timelines in the U.S. and, in contrast with the U.S. regulatory process, the EMEA does not provide applicants with a deadline on when it will render a decision on an MAA. Furthermore, we cannot be certain that the EMEA will approve Vidaza for marketing in Europe based on the same data accepted by the FDA. If the EMEA requires additional clinical data to approve Vidaza for marketing in Europe, we believe our ongoing Phase III/ IV, if the results are positive, could provide the required data.
      The EMEA granted Vidaza Orphan Product Designation, which, if the MAA is approved, and the criteria for orphan drug designation continue to be met, entitles the drug to ten years of market exclusivity from the date of the MAA’s approval for the MDS indication in the European Union. During this period the EMEA would be prohibited, except in very limited circumstances, from approving another formulation of Vidaza for the treatment of MDS.

Thalidomide
      In November 2001, we entered into agreements with Celgene Corporation and Penn T Limited to obtain the exclusive marketing and distribution rights to Celgene’s formulation of thalidomide, Thalomid®, in all countries outside of North America, Japan, China, Taiwan and Korea. Under the agreement with Celgene, we also obtained an exclusive license in our territory to utilize Celgene’s current and future thalidomide-related patents, including its patented System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S.tm program, and its current and future thalidomide-related dossiers, including clinical and pharmaceutical formulation data. In October 2004, Penn T Limited was acquired by Celgene and was renamed Celgene UK Manufacturing II Limited, or CUK. In December 2004, we amended our agreements with Celgene and CUK. Under the modified agreements we made a one-time payment of $77 million in return for a substantial reduction in our product supply price and royalty obligations to Celgene and CUK. In addition, for an additional one-time payment to Celgene of $3 million, we added Hong Kong, Korea and Taiwan to our sales territories and eliminated a right held by Celgene to terminate our license to market the product if regulatory approval of thalidomide in Europe had not occurred by November 2006. Furthermore, under our agreements with Celgene, to further the clinical development of thalidomide, particularly in multiple myeloma, we have also agreed to fund up to $10 million incurred by Celgene for the conduct of thalidomide clinical trials during 2005, 2006 and 2007.
      In the second quarter of 2003, we began selling thalidomide on a compassionate use and named patient basis in Europe while we actively seek marketing authorizations for this drug in Europe and several additional countries. Thalidomide Pharmion 50mg has been approved as a treatment for relapsed and refractory multiple myeloma and ENL in Australia, New Zealand, Turkey and Israel. These approvals are the only regulatory approvals of thalidomide for multiple myeloma in the world.
      Since acquiring thalidomide rights from Celgene, we have undertaken the following activities to commercialize thalidomide in Europe and our additional markets:

•	Filed marketing authorization applications — Beginning in March 2002, we submitted marketing authorization applications to the EMEA and the Therapeutic Goods Administration, or the TGA, in Australia and to regulatory authorities in New Zealand, South Africa, Saudi Arabia, Turkey, Israel, Thailand and the Philippines. We are seeking approval for thalidomide as a treatment for relapsed and refractory multiple myeloma and for erythema nodosum leprosum, or ENL. Thalidomide Pharmion 50mg has been approved in Australia, New Zealand, Turkey and Israel for these indications. In May 2004, we withdrew our multiple myeloma applications with the EMEA, but intend to resubmit our application with additional clinical data from ongoing studies in relapsed/ refractory multiple myeloma patients. This action was based on the EMEA’s stated view that additional clinical data would be required before it can reach an opinion on whether or not Thalidomide Pharmion 50mg should be approved as a treatment for multiple myeloma. There are at least two studies underway that we believe will provide the clinical data required by the EMEA. We completed enrollment in the first of these studies in October 2004 and we expect that enrollment of the second study will be completed in the second quarter of 2005. We will continue to sell thalidomide on a named patient or compassionate use basis in Europe while we pursue a marketing authorization for the drug.

•	Acquired Laphal Développement, S.A or Laphal. — In March 2003, we acquired Laphal, the only other company that has submitted a marketing authorization application for thalidomide in Europe. In addition, Laphal was selling its formulation of thalidomide on a compassionate use or named patient basis in France, Belgium and Luxembourg, and we are continuing to sell thalidomide in these markets on a compassionate use or named patient basis.

•	Assumed CUK’s compassionate use and named patient sales in the U.K., Ireland and Denmark — Under our initial license agreement with CUK, CUK was permitted to continue compassionate use and named patient sales of their formulation of thalidomide in the U.K., Ireland and Denmark until we received a marketing authorization from the EMEA. In June 2003, CUK agreed to discontinue its sales of thalidomide in these countries and we initiated sales of Thalidomide Pharmion 50mg on a compassionate use or named patient basis in these countries.

•	Initiated compassionate use and named patient sales in Europe — In late June 2003, we began compassionate use and named patient sales in the markets previously served by Grünenthal Group, the original manufacturer of thalidomide. Through June 2003, Grünenthal distributed thalidomide free of charge in all European markets, except for those served by Laphal and CUK. In June 2003, Grünenthal announced that it would no longer be providing thalidomide due to the exhaustion of its supply and it referred healthcare professionals seeking thalidomide supply to us.

•	Developed and implemented the Pharmion Risk Management Program or PRMP — Given thalidomide’s history and risk, the development of the PRMP was a critical element to our planned commercialization of thalidomide and enrollment is obligatory for all patients receiving the drug.

Shortly after our acquisition of the thalidomide rights from Celgene in 2001, we began to develop the PRMP consistent with Celgene’s S.T.E.P.S. This process included the development of software and educational materials in over 20 languages for use by physicians, pharmacists and patients throughout Europe and our other markets. We implemented the PRMP in June 2003 in connection with the commencement of our compassionate use and named patient sales.

•	Appointed Lipomed our Swiss and Austrian distributor and settled patent litigation we initiated against Lipomed — In May 2004, we appointed Lipomed AG, a Swiss pharmaceutical company, on customary terms, as our exclusive distributor of Thalidomide Pharmion 50mg in Switzerland and Austria. In addition, both parties agreed to terminate ongoing patent infringement litigation that we had initiated against Lipomed in the fall of 2003. Under the terms of the agreements, Lipomed exclusively distributes Thalidomide Pharmion 50mg in Switzerland and Austria and has stopped selling its own formulation of thalidomide in other European markets. Lipomed also utilizes the PRMP to control the use and distribution of thalidomide.

      Thalidomide was developed in the late 1950s as an oral, non-barbiturate sedative and was prescribed throughout Europe for use as a sleep aid and for the treatment of morning sickness in pregnancy. Shortly thereafter, use of thalidomide was found to be associated with severe birth defects and it was virtually withdrawn from the worldwide market, without ever receiving approval in the U.S. In 1964, thalidomide was discovered to be effective in the treatment of ENL, which is an inflammatory complication of leprosy. As a result, thalidomide has remained in use as a treatment for ENL. In the 1990s, it was further discovered to act as an anti-angiogenic agent, which is an agent that prevents the formation of new blood vessels. Since many types of tumors are associated with the formation of new blood vessels, physicians began to explore thalidomide’s use as a treatment to prevent the growth of tumor-associated blood vessels on the theory that this would result in starvation of the tumor.
      In 1998, Celgene’s Thalomid® was approved in the U.S. for the treatment of acute cutaneous manifestations of moderate to severe ENL and as maintenance therapy for prevention and suppression of cutaneous manifestation recurrences. Thalomid was the first drug approved by the FDA under a special “restricted distribution for safety regulation.” In connection with FDA approval, given the known propensity of thalidomide for causing birth defects, Celgene developed its patented S.T.E.P.S. program, which is a comprehensive compliance and risk management program designed to support the safe and appropriate use of Thalomid by ensuring that women of child-bearing potential do not come into contact with Thalomid. While the treatment of ENL is the only currently approved indication for thalidomide in the U.S., the drug is used primarily in the treatment of multiple myeloma and other forms of cancer, including: renal cell carcinoma, which is a cancer of the kidneys; glioblastoma, which is a cancer of the brain; and colon cancer.
      Multiple myeloma is the second most common hematological cancer after non-Hodgkin’s lymphoma. It is a cancer of the plasma cells in the bone marrow, which is characterized by lytic bone lesions or the production of elevated levels of M-protein, an abnormal monoclonal antibody, in the blood or urine of patients. The symptoms of multiple myeloma include painful bone deterioration, bone marrow failure (anemia, leukopenia and thrombocytopenia), plasma cell leukemia, infections, kidney damage or failure and hyperviscosity of the blood. Although the median age of onset of multiple myeloma is 65 to 70 years of age, according to the Multiple Myeloma Research Foundation, recent statistics indicate both increasing incidence and earlier age of onset. The incidence of multiple myeloma in most western industrialized countries is approximately four in every 100,000 persons. We estimate that there are approximately 65,000 multiple myeloma patients in the E.U., with approximately 21,000 new cases annually, and 4,000 to 5,000 multiple myeloma patients in Australia, with approximately 800 new cases annually. While current treatment regimens provide some therapeutic benefit, multiple myeloma patients continue to have high rates of relapse and suffer high mortality rates.
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

•	Newly Diagnosed Multiple Myeloma. Peer-reviewed studies from MD Anderson Cancer Center and the Mayo Clinic evaluating the use of the orally administered combination of thalidomide and dexamethasone for newly diagnosed multiple myeloma were published in November 2002 in the Journal of Clinical Oncology. Dr. S. Vincent Rajkumar of the Mayo Clinic reported that 32 of 50 patients (64%) achieved a greater than 50% reduction in M-protein, and an additional 14 patients (28%) achieved a reduction in M-protein of between 25% and 50%. These reductions in M-protein are an indication of a positive effect of the drug on the course of this disease. The regimen was generally well-tolerated, and the most commonly reported grade one or two adverse events were constipation, sedation, fatigue, neuropathy, rash, tremor, edema and elevated alkaline phosphatase, a kidney enzyme. Based on this data, Celgene is sponsoring, and we are helping to fund, a Phase III registration study to confirm the benefits of thalidomide plus dexamethasone in newly diagnosed multiple myeloma patients. If successful, we intend to submit this data to the EMEA in support of an indication for Thalidomide Pharmion 50mg as a treatment for newly diagnosed multiple myeloma.

•	Relapsed and Refractory Multiple Myeloma. Thalidomide’s effect on long-term survival in multiple myeloma was published in Blood in July 2001 in an article entitled “Extended Survival in Advanced and Refractory Multiple Myeloma After Single-agent Thalidomide: Identification of Prognostic Factors in a Phase II Study of 169 Patients.” The study is a follow-up of a Phase II trial of 169 advanced and refractory multiple myeloma patients with progressive disease treated with thalidomide, and it extends results of 84 patients previously reported in The New England Journal of Medicine. The Phase II study was initiated to evaluate the use of thalidomide in multiple myeloma patients who relapsed after high dose chemotherapy. Of the study’s 169 patients, 37% demonstrated a 25% or greater reduction in M-protein, 30% demonstrated a 50% or greater reduction and 14% of patients achieved a complete or near complete response.

The trial’s principal investigator, Bart Barlogie, M.D., Ph.D., and researchers at the Arkansas Cancer Research Center reported that high-risk patients who received greater than or equal to 42 grams of thalidomide in a three-month period experienced higher response rates (54% vs. 21%) and longer survival time (63% vs. 45%). In addition, for the entire patient group, event-free survival after two years of follow-up was 20%, and two year overall survival was 48%. The study’s most commonly reported side effects included one or more grade three toxicities, which reflect more severe side effects. Approximately 25% of patients experienced events affecting the central nervous system, such as sedation and somnolence, confusion, depression and tremor. Approximately 16% of patients experienced gastrointestinal toxicities, mainly constipation. Neuropathy was seen in 9% of patients, and less than 2% of patients developed deep vein thrombosis. These toxicities were found to be dose related.
      In addition to these studies evaluating thalidomide as a therapy for multiple myeloma, there are various Phase II studies ongoing in respect of solid tumors, including colorectal cancer, non-small cell lung cancer, prostate cancer, glioblastoma and metastatic melanoma.
      Despite the lack of any formal regulatory approval for thalidomide in Europe, as a result of compassionate use and named patient sales and the publication of articles reporting on investigator-led clinical trials, thalidomide has become a widely used therapy for the treatment of multiple myeloma and certain other forms of cancer. Through mid-2003, substantially all drug product used in Europe was distributed by four companies. Grünenthal Group, the German company that was the original developer of thalidomide, distributed approximately two-thirds of the overall volume used in Europe free of charge upon physician request through various special regulatory authorizations. In June 2003, Grünenthal announced that due to the exhaustion of its supply, it was discontinuing the distribution of thalidomide. We believe that the remaining thalidomide used in Europe during 2002 was supplied primarily by three suppliers: CUK (then known as Penn T Limited); Laphal, the French pharmaceutical company that we acquired in March 2003; and Lipomed, which subsequently agreed to exclusively distribute Thalidomide Pharmion 50mg in Switzerland and Austria and to stop selling its own formulation of thalidomide in other European markets. CUK, Laphal and Lipomed supplied thalidomide pursuant to the regulatory provisions allowing for sale of unlicensed drugs on a compassionate use or named patient basis. While the thalidomide supplied by CUK, Laphal and Lipomed was not given free of charge, it was sold at a significant discount to the price charged by Celgene in the U.S.

      We recognized that Grünenthal’s decision to discontinue distributing thalidomide would create a large void in the supply of thalidomide for the thousands of patients currently being treated with the drug in Europe, Australia and many Asian countries. We also believed that patients and medical professionals would benefit from a more tightly controlled distribution system for thalidomide, such as the PRMP. Accordingly, in the fourth quarter of 2002, we began to actively work with the regulatory authorities in each of the major European countries to fully explain to them the benefits of the PRMP and to obtain authorizations, where required, to allow us to sell thalidomide on a compassionate use or named-patient basis prior to the issuance of a formal marketing authorization. Following negotiations with the health authorities of individual countries, while we pursue a marketing authorization, we began selling Thalidomide Pharmion 50mg in June 2003 on a compassionate use and named patient basis in Europe, South Africa and Egypt and we have made the PRMP program available in over 20 languages. Since receiving regulatory approval to market Thalidomide Pharmion 50mg in Australia, New Zealand, Turkey and Israel, we have been actively marketing the product in each of those countries.
      In March 2002, working with the data packages that we had obtained from Celgene and CUK, we submitted to the EMEA, under its centralized procedure, two marketing authorization applications for thalidomide for the treatment of relapsed and refractory multiple myeloma and for ENL. In February 2003, we withdrew our marketing authorization application for ENL to focus our efforts with the EMEA on obtaining the marketing authorization for relapsed and refractory multiple myeloma. This decision was made in consultation with the EMEA, which, given their belief that thalidomide would have widespread off-label use in the treatment of multiple myeloma, was not comfortable approving thalidomide for the much narrower indication of ENL, especially given the history of thalidomide in Europe.
      In May 2004, we withdrew our relapsed and refractory multiple myeloma applications from the EMEA with the intent of resubmitting one or more applications with additional clinical data for relapsed/ refractory or newly diagnosed multiple myeloma patients, or both. We made this decision following a series of discussions with the EMEA during which it indicated that it would require additional clinical data for thalidomide before it can reach an opinion on whether or not the drug should be approved as a treatment for multiple myeloma. We intend to provide a dossier to the EMEA incorporating newly generated clinical data on thalidomide that will reflect current practices in the use of the drug to treat multiple myeloma.
      We are focused on completing several ongoing studies with thalidomide in patients with multiple myeloma, at least two of which we believe could provide the significant new clinical data required by the EMEA. The first is a study comparing survival and additional clinical endpoints for two doses of thalidomide in patients with relapsed/refractory multiple myeloma. Enrollment of this 400 patient study was completed in October 2004. The second study, currently being conducted by Celgene in collaboration with us and with our financial support, compares time to progression and additional clinical endpoints, including survival, in newly diagnosed patients taking thalidomide plus dexamethasone versus patients taking dexamethasone alone. We expect that enrollment of this 435 patient study will be completed in the second quarter of 2005.
      We will continue to sell thalidomide in Europe on a named patient or compassionate use basis while these studies are completed and we pursue marketing authorization.
      In addition to these EMEA regulatory approval activities, the regulatory authorities in Australia, New Zealand, Turkey and Israel have approved the use of Thalidomide Pharmion 50mg for treatment of relapsed and refractory multiple myeloma and ENL. Although thalidomide has become a standard of care for the treatment of relapsed/refractory multiple myeloma, these regulatory approvals represent the first, and to date only, regulatory approvals for this indication. We have also submitted regulatory approval applications for Thalidomide Pharmion 50mg in Saudi Arabia, South Africa, Thailand and the Philippines.
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
      Our acquisition of Laphal, also allowed us to obtain its two marketing authorization applications on file with the EMEA for thalidomide. These two marketing authorization applications are for thalidomide as a treatment for ENL and for relapsed and refractory multiple myeloma, both of which have been granted orphan drug status by the EMEA. We did, however, withdraw Laphal’s relapsed and refractory multiple myeloma and ENL applications from the EMEA at the same time as we withdrew the Pharmion applications for those indications. Laphal had also undertaken a number of clinical trials of thalidomide, the data from which may be useful to us in connection with our efforts to seek marketing approval from the EMEA.
      We believe that an integral component of our applications was and will continue to be our undertaking to develop and implement the PRMP throughout Europe and our other markets. The PRMP requires adherence to strict guidelines both prior to and during the course of thalidomide therapy, including comprehensive physician, pharmacist and patient registration and education, emphasizing, among other things, the need for adequate contraception in patients taking thalidomide and pregnancy tests for female patients of child-bearing potential. Under the PRMP, automatic prescription refills are prohibited, and prescriptions may not exceed four weeks dosing. The PRMP also permits authorization of each prescription only upon confirmation of compliance with the PRMP guidelines.
      We intend to work closely with the EMEA to better determine a path to approval for thalidomide in the relapsed/refractory multiple myeloma indication. We remain committed to gaining an approval for thalidomide in Europe, and we believe an approval in Europe would significantly enhance our revenue opportunity in those markets.

Innohep
      Innohep, the trade name for tinzaparin, is a low molecular weight heparin that is approved in the U.S. and 63 other markets. In July 2002, we entered into an agreement with LEO Pharma to obtain the exclusive U.S. marketing and distribution rights to Innohep. Since LEO Pharma does not have a presence in the U.S., it sought to market the product in the U.S. through a marketing partner. It originally chose DuPont Pharmaceuticals Company, which launched Innohep in the U.S. in late 2000 following its approval by the FDA in June of that year. Shortly after Innohep’s launch, DuPont’s pharmaceutical business was acquired by Bristol Myers Squibb, which elected to return the U.S. rights to the product back to LEO Pharma. As a result, although the product has achieved significant sales in Europe and elsewhere around the world, Innohep received minimal marketing support in the U.S. throughout 2001 and 2002.
      Innohep is a member of a broad class of drugs known as anticoagulants, which are generally prescribed to prevent or treat blood clotting in patients. In the U.S., Innohep is approved for the treatment of acute, symptomatic deep vein thrombosis, or DVT, which is a subset of the overall anticoagulant market. DVT occurs when a blood clot develops in the deep veins of the legs. If not effectively treated, DVT can lead to pulmonary embolisms that, in turn, can result in death. Cancer patients are particularly at risk to develop DVT, either from the disease itself or as a side effect of certain cancer treatments. The estimated prevalence of DVT in cancer patients ranges from 15-20%. Further, according to the ACS, approximately 1.3 million new cases of cancer occur in the U.S. each year.
      The acquisition of the marketing and distribution rights to Innohep allowed us to establish our sales and marketing organization in the U.S. in a cost-effective manner, and provided us with access and exposure to the opinion leaders that influence product sales in the hematology and oncology markets. We completed the hiring and training of our U.S. sales force and re-launched Innohep in October 2002. Innohep is administered through a subcutaneous injection once daily for at least a six day cycle.
      We attribute the growth we have experienced in Innohep sales since we began selling the product to our strategy of focusing our marketing efforts on hematologists and oncologists, groups often overlooked by pharmaceutical companies marketing other anticoagulants. Hematologists and oncologists are among the top three prescribers of DVT treatments. We believe, however, that only a small number of the sales calls made to DVT treatment prescribers are made to hematologists and oncologists. Innohep does not require a dosing adjustment for weight-compromised, elderly or renally-impaired patients. Because these are common conditions for cancer patients, we believe that this feature, combined with the convenience of its once per day dosing, makes Innohep an attractive treatment choice for a cancer patient with DVT.

Refludan
      Refludan, the trade name for lepirudin, is an anti-thrombin agent for patients with heparin-induced thrombocytopenia type II, or HIT type II. In May 2002, we entered into an agreement with Schering AG to obtain the exclusive marketing and distribution rights to Refludan in all markets outside of North America. Schering AG continues to market the product in the U.S. and Canada through its subsidiary, Berlex Laboratories, Inc. We are currently marketing Refludan principally in Europe and Australia.
      HIT is an allergic, adverse immune response to heparin. Generally this response occurs after two to four days of heparin exposure, resulting in an absence of sufficient cell platelets to enable blood clotting. HIT occurs in 2-3% of patients treated with unfractionated heparin and 1-2% of patients treated with low molecular weight heparins. There are two forms of HIT. The first is relatively benign. The second, known as HIT type II, is a more serious form with the potential for significant impact on patient morbidity and mortality. Refludan is prescribed for the treatment of HIT type II. Refludan is administered through subcutaneous injection or infusion. Given the relatively low incidence rate for HIT, we do not expect Refludan sales to grow significantly above the current level.
      In addition to adding a marketed product to our portfolio, the acquisition of Refludan allowed us to achieve our objective of establishing a sales and marketing organization throughout Europe and our other non-U.S. markets. The primary target physician audience for Refludan is hematologists. With the planned launch of thalidomide and, later, Vidaza, it was important that we develop our commercial organization and establish relationships with the key prescribers of these products. We were able to achieve that objective in Europe through our acquisition of Refludan. Today we have sales and marketing organizations established in each of the primary European markets, Australia, and, through third party distributors, in 22 additional countries throughout Europe, the Middle East and Asia.
Sales, Marketing and Distribution
      We have established sales and marketing organizations in the U.S., Europe and Australia.
      In the U.S., as of March 9, 2005, we have increased our field based organization to 85 professionals consisting of fifty-nine clinical account specialists, eight medical science liaisons, five reimbursement specialists, one sales director, three strategic account managers, three national accounts managers and six field based managers. Each member of our field based staff has significant experience in pharmaceutical and oncology products sales and marketing. They target hematologists and oncologists who prescribe high volumes of cancer therapies. The concentration of high volume prescribers will allow us to promote Vidaza and Innohep with a relatively small, dedicated sales and marketing organization. The field based organization is also supported by a medical education team that focuses on the development, presentation and distribution of scientific and clinical information regarding our products and the diseases they treat.
      In Europe, we employ a general manager in each of the U.K., France, Germany, Spain and Italy, and a general manager for the Nordic countries. These general managers are responsible for all commercial activities in each of their home countries, and may also have responsibility for commercial activities in smaller nearby countries. Each of our subsidiaries employs, in addition to the general manager, a trained physician, regulatory specialists if required by local law, sales representatives, PRMP experts and administrative support staff. In general, we only employ nationals in each of our local subsidiaries. All marketing activities are centrally directed from our U.K. office to ensure consistency across regional markets. In addition, clinical development, regulatory affairs and information technology functions are centrally managed from our U.K. office. In this manner, we seek to develop globally consistent programs but ensure that they are implemented according to local practices. Our Australian sales and marketing organizational structure is consistent with our European structure. Information regarding geographic areas is included in the notes to our consolidated financial statements included elsewhere in this report.
      In addition to our own sales organizations, we have access to the hematology and oncology markets in 22 additional countries through relationships with our distributors. Pursuant to the agreements governing our relationships with our distributors, we are prohibited from selling or marketing our products on our own behalf in a country covered by one of these agreements until the applicable agreement expires.
      The chart below identifies the countries which are served directly by our sales organizations and those which we access using our third-party distribution network.
Direct Sales Countries

Australia Belgium Denmark Finland France	Germany Ireland Italy Netherlands Norway Portugal	Spain Sweden Switzerland U.K. U.S.
Distribution Countries

Austria Cyprus Egypt Greece Hong Kong Israel Jordan Kuwait	Lebanon Malaysia Malta New Zealand Oman Saudi Arabia Singapore	South Africa Switzerland* Syria Taiwan Thailand Turkey United Arab Emirates

*	In Switzerland, we sell Refludan directly to customers and we sell Thalidomide Pharmion 50mg through our Swiss distributor, Lipomed AG.
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
      In the U.S., we sell to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals, and other institutional customers. In Europe and Australia, we sell directly to retail and hospital pharmacies. Sales into countries where we have partnered with third party distributors are made directly to our partners. Net sales generated from our largest three wholesale customers in the U.S. totaled approximately 35% of our total net sales for the year ended December 31, 2004.

Regulatory and Medical Affairs
      Our regulatory affairs group is comprised of professionals with experience from both large pharmaceutical companies and biotechnology companies. The difference between an attractive drug candidate and one which is not economically viable for development often hinges on our assessment of the time and expense required to get the drug approved and sold in a particular jurisdiction. Determining the optimal regulatory pathway for commercialization is an integral part of our product candidate selection. We believe that our combination of country-specific regulatory expertise and our focus on the hematology and oncology markets provide a significant advantage as we seek to acquire additional product candidates through in-license or, if necessary and appropriate, through company acquisition, and move our future product pipeline candidates, as identified, forward through the approval process.
Collaborations and License Agreements

Celgene and CUK Agreements
      In 2001, we licensed rights relating to the use of thalidomide from Celgene and separately entered into an exclusive supply agreement for thalidomide with CUK. Under the agreements, as amended, we obtained the right to market thalidomide in all countries other than the United States, Canada, Mexico, Japan and all provinces of China (except Hong Kong). More specifically, under agreements with Celgene, as amended, we obtained the rights in these territories to Celgene’s formulation of thalidomide, Thalomid, exclusive licenses or sublicenses for the intellectual property owned or licensed by Celgene relating to thalidomide, as well as all existing and future clinical data relating to thalidomide developed by Celgene, and an exclusive license to employ Celgene’s patented and proprietary S.T.E.P.S. program as our PRMP in connection with the distribution of thalidomide in these territories. Under agreements with CUK, as amended, CUK is our exclusive supplier of thalidomide formulations that we sell in certain territories licensed to us by Celgene. We pay (i) Celgene a royalty/license fee of 8% on our net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of our net sales of thalidomide under the terms of the product supply agreement. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, we have also agreed to fund certain amounts incurred by Celgene for the conduct of thalidomide clinical trials. Through December 31, 2004, we have funded $6 million of these costs and have agreed to fund an additional $10 million of Celgene’s costs for these studies incurred between January 1, 2005 and December 31, 2007, payable in quarterly installments through the end of 2007. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of our first regulatory approval for thalidomide in the United Kingdom. In October 2004, Celgene acquired CUK.

Pfizer Agreement
      We licensed worldwide exclusive rights to azacitidine from Pharmacia & Upjohn Company, now a part of Pfizer, Inc., in June 2001. Under the terms of our agreement, we are obligated to pay Pfizer a royalty of 20% on net sales of Vidaza. The license from Pfizer has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from our first commercial sale of the product in a particular country.

LEO Pharma Agreement
      In July 2002, we obtained an exclusive ten year licensing agreement from LEO Pharma A/ S to distribute Innohep in the U.S., as well as an exclusive supply and requirements agreement with LEO Pharma for their supply to us of Innohep. Under our agreement with LEO Pharma, we made an up-front payment for this license of $7.5 million, up to $2.5 million of which is creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, we are obligated to pay LEO Pharma royalties at the rate of 30% on annual net sales of up to $20.0 million and at the rate of 35% of annual net sales exceeding $20.0 million, less in each case our purchase price from LEO Pharma of the units of product we sell. Furthermore, the agreement contains a minimum net sales clause that is effective for two consecutive two-

year periods. If we do not achieve these minimum sales levels for two consecutive years, we have the right to pay LEO Pharma additional royalties up to the amount LEO Pharma would have received had we achieved these net sales levels. If we opt not to make the additional royalty payment, LEO Pharma has the right to terminate the license agreement. The second of the two-year terms will conclude on December 31, 2006.

Schering AG Agreement
      In May 2002, we obtained the exclusive rights from Schering AG to distribute Refludan in all countries outside of North America. Schering produces the product for us under contract with a third-party manufacturer and sells it to us at its acquisition cost plus 5%. Our agreements with Schering, as amended, transfer to us all of the marketing authorizations and product registrations for Refludan in the individual countries within our territory. We have paid Schering an aggregate of $9.0 million and are obligated to make an aggregate of $4.0 million of additional fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005. We are obligated to make up to $7.5 million of additional payments upon the achievement of certain milestones. We paid to Schering, in addition to our product acquisition costs, a royalty of 8% of our net sales of Refludan during the period through December 31, 2003 and we pay a royalty of 14% of our net sales of Refludan thereafter. However, when we have paid $12.0 million in royalties measured from January 2004, the royalty rate would then be reduced to 6%.
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
      Thalidomide. We obtain our two formulations of thalidomide from two different suppliers. Thalidomide Pharmion 50mg is formulated, encapsulated and packaged for us by CUK, of Great Britain in a facility that is in compliance with the regulatory standards of each of the countries where we sell and expect to sell the product. Under the terms of our agreement with CUK we purchase from CUK all of our requirements of the product. Pricing is subject to an annual audit and, if appropriate, an adjustment based upon the fully allocated cost of manufacture. This agreement terminates upon the tenth anniversary of the date upon which we receive regulatory approval for thalidomide in the U.K.
      Thalidomide Laphal is formulated, encapsulated and packaged for us by Laphal Industrie, an unaffiliated company, in a facility that is in compliance with the regulatory standards of each of the countries where we sell and expect to sell the product. Pricing is subject to an annual adjustment based upon a formula that accounts for increases in the cost of manufacture. In addition, in the event that prior to the expiration of the agreement we decide to discontinue ordering Thalidomide Laphal from Laphal Industrie, we are obligated to provide twelve months advance notice and pay €300,000 (approximately $409,000 as of December 31, 2004). If our notice to discontinue ordering Thalidomide Laphal is not timely, the fee may increase to as much as €500,000 (approximately $680,000 as of December 31, 2004). This agreement terminates in March 2013.
      Vidaza. Under the terms of two development agreements, Ash Stevens, Inc. and Ben Venue Labs provide us with clinical supplies and manufacturing services for azacitidine. Azacitidine drug substance is manufactured for us by Ash Stevens, who sends the product in its raw form to Ben Venue Labs. Ben Venue Labs then formulates the product, fills the product into vials and labels the finished product for us. Both Ash Stevens and Ben Venue Labs operate facilities that are in compliance with the regulatory standards of each of the countries in which we sell or expect to sell the product. To date, we have obtained our commercial quantities of Vidaza from Ash Stevens and Ben Venue under standard purchase order commitments, and we are in active negotiations with both of these suppliers to finalize long-term commercial supply agreements. We are actively seeking back-up manufacturers for Vidaza and also working with a number of partners in our reformulation efforts.
      Innohep. Innohep is formulated and packaged for us by LEO Pharmaceutical Products Ltd. in a facility that is in compliance with FDA requirements. Under our agreement, we are required to purchase our Innohep requirements exclusively from LEO. Pricing may be adjusted annually based upon changes in the Danish Pay Index. This agreement terminates in June 2012.
      Refludan. Refludan is manufactured in a facility that meets the standards of each of the countries where we sell and expect to sell the product by a third-party manufacturer, who then supplies the drug to our supplier, Schering AG. Under our agreement, we are required to purchase our Refludan requirements exclusively from Schering. The pricing is subject to an annual adjustment under the existing supply agreement between Schering and the third-party manufacturer. This agreement terminates in 2022.
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

Product Approval
      The clinical development, manufacturing and marketing of our products are subject to regulation by various authorities in the U.S., the E.U. and other countries, including, in the U.S., the FDA, and, in the E.U., the EMEA. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act in the U.S. and numerous directives, regulations, local laws and guidelines in the E.U. govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.
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
      In order to gain marketing approval we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as a marketing authorization application, or MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the U.S. In the E.U. there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system the application will be reviewed by members of the Committee for Medicinal Products for Human Use, or the CHMP, on behalf of the EMEA. The EMEA will, based upon the review of the CHMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by one member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency. Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The regulatory authorities may conduct an inspection of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.
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
      Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We continue to rely upon third-party manufacturers to produce our products. We cannot be sure that those manufacturers will remain in compliance with applicable regulations or that future FDA inspections will not identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.
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

Product Regulation
      We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services.
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
      In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services, or CMS, changed the methodology for Medicare reimbursement of pharmaceutical products administered in physician offices and hospital outpatient facilities, including Vidaza and Innohep. Under the new regulations, reimbursements will now be the average selling price, or ASP, of a product plus 6%, rather than a specified discount from the average wholesale price, or AWP, as was the case under prior regulations. The new ASP-based reimbursement regime generally will reduce the reimbursement physicians will receive under Medicare for most for most office-administered injectable drugs, including Vidaza and Innohep. Although the actual impact of these reimbursement changes is not currently well known, there is a risk that the new reimbursement policies will adversely affect product use by physicians.
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
      We are subject to the U.S. Foreign Corrupt Practices Act that prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

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

Third Party Reimbursement
      In the U.S., E.U. and elsewhere, sales of therapeutic and other pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. The E.U. generally provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement. Member states in the E.U. can opt to have a “positive” or a “negative” list. A positive list is a listing of all medicinal products covered under the national health insurance system, whereas a negative list designates which medicinal products are excluded from coverage. In the E.U., the U.K. and Spain use a negative list approach, while France uses a positive list approach. In Canada, each province decides on reimbursement measures. In some countries, in addition to positive and negative lists, products may be subject to a clinical and cost effectiveness review by a health technology assessment body. A negative determination by such a body in relation to one of our products could affect the prescribing of the product. For example, in the U.K., the National Institute for Clinical Excellence, or the NICE, provides guidance to the National Health Service on whether a particular drug is clinically effective and cost effective. Although presented as “guidance,” doctors are expected to take the guidance into account when choosing a drug to prescribe. In addition, health authorities may not make funding available for drugs not given a positive recommendation by the NICE. There is a risk that a negative determination by the NICE will mean fewer prescriptions. Although the NICE will consider drugs with orphan status, there is a degree of tension in the application by the NICE of the standard cost assessment for orphan drugs, which are often priced more highly to compensate for the limited market. It is unclear whether the NICE will adopt a more relaxed approach toward the assessment of orphan drugs. We cannot assure you that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.
      Our present and future business has been and will continue to be subject to various other laws and regulations.
Patents and Proprietary Rights
      Our success will depend in part on our ability to protect our existing products and the products we acquire or license by obtaining and maintaining a strong proprietary position both in the U.S. and in other countries. To develop and maintain such a position, we intend to continue relying upon orphan drug status, trade secrets, know-how, continuing technological innovations and licensing opportunities. Composition of matter patent protection for each of our existing products has expired. We have exclusive rights to one issued patent and two pending European patent applications that relate to uses of thalidomide. Patent protection for uses of thalidomide expire in February 2014. We own, or co-own with Ash Stevens, Inc., three patent families and have exclusive rights to one additional patent family relating to the production or formulation of Vidaza. We have exclusive rights to a family of patents and patent applications relating to the production of Refludan with protection until November 2016. In addition, we intend to seek patent protection whenever available for any products or product candidates, in particular in conjunction with our formulation and manufacturing process development activities, and related technology we acquire in the future.

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
      In the absence of or to supplement patent protection for our existing products and any products or product candidates we should acquire in the future, we have sought and intend to continue seeking orphan drug status whenever it is available. To date, we have been granted orphan drug status in the U.S. for Vidaza for the MDS indication, in the E.U. for Vidaza for the MDS indication and for Thalidomide Pharmion 50mg for the indications multiple myeloma and ENL and in Australia for Vidaza for the MDS indication and for Thalidomide Pharmion 50mg for the indications multiple myeloma and ENL. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S. and ten years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. See “Government Regulation” for a more detailed description of orphan drug status.
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

•	Thalidomide Pharmion 50mg. We believe that the primary competition for Thalidomide Pharmion 50mg are Velcadetm from Millennium Pharmaceuticals Inc., a proteasome inhibitor, and potentially Revlimidtm from Celgene, a small molecule compound that affects multiple cellular pathways and is currently being evaluated for a wide range of hematological cancers, including relapsed and refractory multiple myeloma and MDS.

•	Vidaza. We believe that the primary potential future competition for Vidaza will be Dacogentm from Supergen Inc., with marketing rights held by MGI Pharma, Inc., which like Vidaza, is a demethylating agent, and Thalomid® and Revlimid, each from Celgene. Both Dacogen and Revlimid are currently in development and/or under review for regulatory approval by the FDA and EMEA. In addition to these products, there are additional products in clinical development for the treatment of MDS and the enrollment of patients in clinical trials for these products may reduce the number of patients that will receive Vidaza treatment. We also face competition for Vidaza from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors.

•	Innohep. We believe that the primary competition for Innohep are two low molecular weight heparins, Lovenox® from Sanofi-Aventis, the top-selling low molecular weight heparin worldwide, and Fragmin® from Pfizer, Inc., as well as Arixtra® from GlaxoSmithKline plc, the first of a new class of anti-thrombotic drugs which are Factor Xa inhibitors.

•	Refludan. We believe that the primary competition for Refludan is Argatroban from GlaxoSmithKline, an anticoagulant indicated for both the prevention and treatment of HIT.
Clinical, Development and Regulatory Expense
      In the years ended December 31, 2004, 2003 and 2002, we incurred clinical, development and regulatory expense of $28.4 million, $24.6 million and $15.0 million, respectively. Since each of our four products was either already marketed or at a late-stage of development at the time we acquired rights to it, we have not, to date, incurred any research expense.
Employees
      As of March 9, 2005, we had 289 employees, consisting of 81 in regulatory affairs and clinical development, 141 in sales and marketing and 67 in general and administrative. We believe that our relations with our employees are good and we have no history of work stoppages.

Item 2.	Facilities
      We lease approximately 29,000 square feet of space in our headquarters in Boulder, Colorado under a lease that expires in 2008. In December 2004, we entered into an agreement to lease approximately 26,000 square feet of office space in Windsor in the United Kingdom. We expect to occupy that space by June 2005. The lease expires in 2010 and has a renewal option for an additional five years. We also lease clinical development, sales and marketing, and support offices in other parts of the U.S. and abroad. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings
      We are not engaged in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Market Information and Holders
      Our common stock is traded on the NASDAQ National Market under the symbol “PHRM.” Trading of our common stock commenced on November 6, 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ National Market:

	High	Low

Year Ended December 31, 2003
Fourth Quarter	$15.70	$11.00
Year Ended December 31, 2004
First Quarter	$24.70	$14.72
Second Quarter	$49.79	$20.60
Third Quarter	$58.49	$40.37
Fourth Quarter	$53.35	$41.48
      On March 11, 2005, the last reported sale price of our common stock on the NASDAQ National Market was $32.22 per share.
      American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock. As of the close of business on March 11, 2005, we had approximately 81 holders of record of our common stock.
Dividends
      We have never paid any cash dividends on our capital stock and do not intend to pay any such dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
As of December 31, 2004

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding Options	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)(2)	2,400,684	$18.47	1,282,316

(1)	As of December 31, 2004, 3,258,000 shares were reserved for issuance under our 2000 Stock Incentive Plan. This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2000 Stock Incentive Plan will be increased by 500,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

(2)	As of December 31, 2004, 425,000 shares were reserved for issuance under our 2001 Non-Employee Director Stock Option Plan. This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2001 Non-Employee Director Stock Option Plan will be increased by 50,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

Recent Sales of Unregistered Securities
      In June 2004, Penn Pharmaceuticals Holdings Limited, or Penn Holdings, exercised a stock purchase warrant previously issued by us to Penn Holdings, resulting in the issuance to Penn Holdings of 44,026 shares of our common stock. Penn Holdings utilized the cashless exercise option pursuant to the warrant agreement and surrendered 16,580 shares to us as consideration for this exercise. The issuance of these shares of common stock were not registered under the Securities Act in reliance upon Section 3(a)(9) under the Securities Act.
      In September 2004, Celgene exercised two additional stock purchase warrants previously issued by us to Celgene, which resulted in the issuance to Celgene of 789,087 shares of our common stock. We received approximately $7.6 million in total exercise proceeds upon Celgene’s exercise of these warrants. The issuance of these shares of common stock were not registered under the Securities Act in reliance upon Section 3(a)(9) under the Securities Act
Use of Proceeds from Sales of Registered Securities
      On November 12, 2003, we closed the sale of 6,000,000 shares of our common stock in our initial public offering. The registration statement on Form S-1 (Reg. No. 333-108122) was declared effective by the SEC on November 5, 2003. We incurred expenses in connection with the offering of $7.8 million, which consisted of direct payments of: (i) $1.6 million in legal, accounting and printing fees; (ii) $5.9 million in underwriters’ discounts, fees and commissions; and (iii) $.3 million in miscellaneous expenses. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. After deducting expenses of the offering, we received net offering proceeds of approximately $76.2 million.
      From the time of receipt, November 12, 2003, through December 31, 2004, we have used all of the net proceeds from the offering to fund operations, the commercial launch and clinical development of Vidaza, ongoing thalidomide clinical development, payments to Celgene and CUK pursuant to our amended agreements relating to Thalidomide Pharmion 50mg, capital expenditures, working capital needs and other general corporate purposes.
      None of the net proceeds were directly or indirectly paid to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

Item 6.	Selected Financial Data
      We were formed in August 1999 and commenced operations in January 2000. In the table below, we provide you with our selected consolidated financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The pro forma net loss attributable to common stockholders per common share and shares used in computing pro forma net loss attributable to common stockholders per common shares reflect the conversion of all outstanding shares of our redeemable convertible preferred stock as of January 1, 2001 or the date of issuance, if later. The net loss per share data and pro forma net loss per share data do not include the effect of any options or warrants outstanding as they would be anti-dilutive. For further discussion of earnings per share, please see note 2 to our consolidated financial statements.

	2004	2003(1)	2002	2001	2000

	(In thousands, except share and per share data)
Consolidated Statement of Income Data:
Statement of Income
Net Sales	$130,171	$25,539	$4,735	$—	$—
Operating expenses:
Cost of sales, including royalties	43,635	11,462	1,575	—	—
Clinical regulatory and development	28,392	24,616	15,049	6,009	972
Selling, general and development	66,848	36,109	23,437	8,322	3,664
Product rights amortization	3,395	1,972	375	—	—

Total operating expenses	142,270	74,159	40,436	14,331	4,636
Loss from operations	(12,099)	(48,620)	(35,701)	(14,331)	(4,636)
Other income (expense) net	2,415	(154)	1,109	621	190
Loss before taxes	(9,684)	(48,774)	(34,592)	(13,710)	(4,446)
Income tax expense	7,853	1,285	105	—	—

Net loss	(17,537)	(50,059)	(34,697)	(13,710)	(4,446)
Accretion to redemption value of redeemable convertible preferred stock	—	(10,091)	(8,576)	(2,458)	(409)

Net loss attributable to common stockholders	$(17,537)	$(60,150)	$(43,273)	$(16,168)	$(4,855)

Net loss attributable to common stockholders per common share, basic and diluted	(0.63)	(14.70)	(57.58)	(23.99)	(7.28)
Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	27,933,202	4,093,067	751,525	673,822	667,000
Pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock, basic and diluted (unaudited)		(2.66)	(2.47)	(2.26)
Shares used in computing pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock basic and diluted		18,791,015	14,072,707	6,060,284

	2004	2003(1)	2002	2001	2000

Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments	$245,543	$88,542	$62,604	$68,444	$5,317
Working capital	233,366	86,539	60,891	66,568	4,966
Total assets	411,230	145,473	80,847	70,278	6,055
Convertible notes	—	13,374	—	—	—
Other long-term liabilities	3,824	8,144	190	—	—
Redeemable convertible preferred stock	—	—	135,987	87,790	10,312
Accumulated deficit	(138,096)	(120,559)	(62,950)	(19,697)	(4,590)
Total stockholders’ equity (deficit)	351,953	104,914	(62,216)	(19,783)	(4,709)

(1)	We acquired Laphal Developement S.A. on March 25, 2003 and its operations are included in our results since that date.

(2)	In November 2003 we completed our initial public offering, which resulted in $76.2 million of net proceeds through the issuance of 6,000,000 shares of common stock. Concurrent with effective date of the initial public offering, all outstanding shares of our redeemable convertible preferred stock were converted into 17,030,956 shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document.
Overview
      We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in 22 additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to four products. Thalidomide Pharmion 50mgtm is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization from the European Agency for the Evaluation of Medicinal Products, or EMEA. In May 2004, Vidaza® was approved for marketing in the U.S. and we commenced sales of the product in July 2004. We have filed for approval to market Vidaza in Europe and Australia and these submissions are under review by the respective regulatory authorities. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets. With our combination of regulatory, development and commercial capabilities, we intend to continue to build a balanced portfolio of approved and pipeline products targeting the hematology and oncology markets. We had total sales of $130.2 million in 2004, $25.5 million in 2003 and $4.7 million in 2002.
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

Inventories
      Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We periodically review inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. We estimate reserves for excess and obsolete inventories based on inventory levels on hand, future purchase commitments, product expiration dates and current and forecasted product demand. If an estimate of future product demand suggests that inventory levels are excessive, then inventories are reduced to their estimated net realizable value. For the years ended December 31, 2004 and 2003, we reduced the estimated net realizable value of obsolete and short-dated inventory by $1.4 million and $1.8 million, respectively.

Long-Lived Assets
      Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value. The process of calculating the expected future cash flows involves estimating future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net value of our product rights and property and equipment was $112.8 million and $35.7 million at December 31, 2004 and 2003, respectively.

Goodwill
      We completed a business acquisition in 2003 that resulted in the creation of goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. SFAS No. 142 requires us to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, we will record the impairment charge in the statement of operations in the period it is discovered. The process of reviewing for impairment of goodwill is similar to that of long-lived assets in that expected future cash flows are calculated using estimated future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net value of our goodwill was $9.4 million and $3.7 million at December 31, 2004 and 2003, respectively.
Recently Issued Accounting Standards

Accounting for Stock-Based Compensation
      On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends

SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. See Note 2, Summary of Significant Accounting Policies — Accounting for Stock-Based Compensation, of Notes to Consolidated Financial Statements for our presentation of net income and earnings per share assuming we had applied the fair value recognition provisions of the earlier version of SFAS No. 123 to our stock-based employee compensation.
      SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all rewards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods or (b) prior interim periods of the year of adoption.
      We are still evaluating which method we will adopt on July 1, 2005.
Results of Operations

Comparison of Years Ended December 31, 2004, 2003 and 2002
      Net Sales. Net sales for the years ended December 31, 2004, 2003 and 2002 were as follows.

	2004	2003	2002

	(In thousands)
Net Sales — U.S.	$55,642	$3,751	$2,100
Net Sales — Europe and other countries	$74,529	$21,788	$2,635

Total Net Sales	$130,171	$25,539	$4,735
Increase from prior year	$104,632	$20,804	n/a
% Change from prior year	409.7%	439.4%	n/a
      The increase in sales for the year ended December 31, 2004 as compared to 2003 is due primarily to the launch of Vidaza in the U.S. on July 1, 2004 as well as growth in compassionate use and named patient sales of thalidomide in Europe and other international markets. Vidaza sales for 2004 totaled $47.1 million. Thalidomide sales totaled $65.3 million in 2004, compared to $15.6 million in 2003. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003 following our acquisition of Gophar S.A.S., the parent company of Laphal. In July 2003, we began selling thalidomide in additional countries in Europe and other international markets. The growth in thalidomide sales experienced in 2004 is due both to increased volume of product sold as well as an increase in the average selling price of thalidomide in certain markets. The increase in net sales for the year ended December 31, 2003 as compared to 2002 is largely due to the initiation of thalidomide sales. In addition, sales of Innohep and Refludan in 2003 increased by $4.7 million as those products were sold only for a partial year in 2002.
      Net sales in 2002 were generated by Innohep and Refludan, both of which we began selling in the second half of the year. The combined sales of these products and other orphan products acquired as part of our 2003 acquisition of Laphal totaled $9.9 million in 2003 and $17.8 million in 2004.

      Cost of Sales. Cost of sales includes the cost of product sold, royalties due on the sales of our products and the distribution and logistics costs related to selling our products. Cost of sales for the years ended December 31, 2004, 2003 and 2002 were as follows.

	2004	2003	2002

	(In thousands)
Cost of Sales	$43,635	$11,462		$1,575
Increase from prior year	$32,173	$9,887	$	n/a
% Change from prior year	280.7%	627.7%		n/a
As a % of net sales	33.5%	44.9%		33.3%
      The increase in cost of sales in 2004 and 2003 over the predecessor year is attributable to the increase in sales for those years. The decrease in cost of sales as a percentage of net sales experienced in 2004 as compared to 2003 is largely due to charges totaling $2.1 million recorded in 2003 relating to Refludan product inventory. These charges increased cost of sales as a percentage of net sales by approximately 8 percentage points. The launch of Vidaza in 2004 also improved the overall gross margin as compared to 2003, reducing 2004 cost of sales as a percentage of net sales by approximately 4 percentage points as the Vidaza gross margin is higher than that of our other products on a combined basis.
      Clinical, development and regulatory expenses. Clinical, development and regulatory expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. Clinical, development and regulatory expenses for the years ended December 31, 2004, 2003 and 2002 were as follows.

	2004	2003	2002

	(In thousands)
Clinical, development and regulatory expenses	$28,392	$24,616	$15,049
Increase from prior year	$3,776	$9,567	n/a
% Change from prior year	15.3%	63.6%	n/a
      Clinical, development and regulatory expenses for the year ended December 31, 2004 increased by $3.8 million over 2003. This increase was due primarily to a $3.0 million increase in medical safety and monitoring costs associated with the selling of our products, including expanded staffing to support the growth in sales of thalidomide as well as the U.S. launch of Vidaza. Clinical and regulatory expenses increased by $2.1 million in 2004 as compared to 2003. This increase was primarily related to a $2.3 million increase in personnel related costs as we expanded staffing to support the regulatory and clinical development activities of thalidomide and Vidaza, including the pursuit of European marketing authorization approvals for those products. In addition we incurred a net cost of $1.1 million in 2004 for the settlement of a patent infringement suit filed by us against Lipomed, AG. These increases in clinical and regulatory expenses were partially offset by $1.3 million decline in clinical development expenses for Vidaza and thalidomide in 2004, due primarily to the completion of clinical data analysis in 2003 to support the submission of the Vidaza new drug approval application filed with the FDA in the fourth quarter of 2003. Finally, manufacturing development expenses declined by $1.3 million in 2004 due to the completion in 2003 of Vidaza manufacturing development activities required for the submission of the New Drug Application for Vidaza.
      Clinical, development and regulatory expenses increased by $9.6 million during the year ended December 31, 2003 as compared to 2002. In 2003 we spent approximately $16.8 million on Vidaza and thalidomide development, primarily for clinical programs, analysis of data from previously completed Phase III studies, manufacturing and formulation development, pursuing regulatory authorizations to sell thalidomide in Europe on a compassionate use and named patient basis, and establishing a medical safety, education and distribution system to support our thalidomide sales. This represented an increase of $5.8 million over product development expenses in 2002. The remainder of the $9.6 million increase was due to increased salaries and benefits expenses and other non-product specific costs.
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
      Selling, general and administrative expenses. Selling expenses include salaries and benefits for sales and marketing personnel, advertising and promotional programs, professional education programs and facility costs for our sales offices located throughout Europe, and in Thailand and Australia. General and administrative expenses include personnel related costs for corporate staff, outside legal, tax and auditing services, and corporate facility and insurance costs. Selling, general and administrative expenses for the years ended December 31, 2004, 2003 and 2002 were as follows.

	2004	2003	2002

	(In thousands)
Selling, general and administrative expenses	$66,848	$36,108	$23,436
Increase from prior year	$30,740	$12,672	n/a
% Change from prior year	85.1%	54.1%	n/a
      Selling, general and administrative expenses have increased significantly over the three years ended December 31, 2004 as we established our commercial organizations in the U.S., Europe, Australia and Thailand to support the selling of our products in these markets. Our general and administrative functions also expanded over this period to support the growth of our business and the additional requirements of becoming a publicly held company.
      Sales and marketing expenses totaled $46.8 million for the year ended December 31, 2004, an increase of $26.0 million over 2003. Generally, this increase is due to expansion of our commercial organization and sales and marketing activities in the U.S. and our European and other international markets to support the U.S. launch of Vidaza and the significant growth in thalidomide sales. Field sales and sales management expenses in the U.S. increased by $10.7 million in 2004 due to the expansion of our sales organization to support the launch of Vidaza. We increased our U.S. field-based organization from approximately 30 employees to 75 employees during 2004. Other U.S. selling expenses also increased in connection with the Vidaza launch. European and international field sales and sales management expenses increased by $5.7 million in 2004. We began selling thalidomide in Europe on a compassionate use or named patient basis in mid-2003. The sales expense growth in 2004 reflects having these costs for a full year in 2004 as well as increased selling activities to support the sales growth of thalidomide. Marketing expenses increased by $9.6 million in 2004, due primarily to the U.S. launch of Vidaza and increased activities to support the sales growth of thalidomide. Product marketing costs increased by $7.5 million while non-product specific costs, such as personnel costs and travel, increased by $2.1 million.
      Sales and marketing expenses totaled $20.8 million for 2003, an increase of $9.7 million over 2002. In the second half of 2002 and the first half of 2003, following the in-licensing of Refludan and Innohep, we began establishing our sales organizations in the U.S., Europe, and Australia and expanded our marketing staffing to support the commercialization of these products. This resulted in a $9.5 million increase in personnel related expenses, including salaries, benefits and travel, for the year ended December 2003 over 2002. Significant product marketing costs totaling $5.4 million were incurred to launch Refludan and Innohep in 2002, resulting in only a slight increase of $.2 million to product specific marketing costs in 2003.
      General and administrative expenses totaled $20.0 million for the year ended December 31, 2004, an increase of $4.7 million over the prior year. This increase is primarily due to increased costs associated with becoming a public company with the completion of our initial public offering in November 2003. Professional fees, including legal, accounting, tax and Sarbanes-Oxley implementation consulting, increased by $2.5 million during 2004. Directors and officers liability insurance premiums increased by $.6 million in 2004 and the establishment of our investor relations function increased 2004 expenses by $.4 million. In addition, business development costs increased by $.8 million in 2004 as we significantly increased our activities associated with identifying potential product licensing and acquisition candidates.

      General and administrative expenses totaled $15.3 million for the year ended December 31, 2003, an increase of $3.0 million over 2002. This increase was due primarily to increased salaries, benefits and travel costs resulting from personnel hired to expand our corporate infrastructure and to support the additional responsibilities of becoming a public company. Of the $3.0 million increase, $1.9 million relates to facility and depreciation expenses, $.7 million to corporate staffing to support our business growth, $.8 million to insurance costs, partially offset by a decrease of $.4 million in other corporate expenses.
      Product rights amortization. Product rights amortization expense for the years ended December 31, 2004, 2003 and 2002 was as follows.

	2004	2003	2002

	(In thousands)
Product rights amortization	$3,396	$1,972	$375
Increase from prior year	$1,424	$1,597	n/a
% Change from prior year	72.2%	425.9%	n/a
      The increase in amortization expense in 2004 as compared to 2003 is due primarily to having a full year of amortization of product rights acquired through the purchase of Laphal Developement in April 2003. In addition, the August 2003 renegotiation of the financial terms of the Refludan product rights resulted in an increase to the value of the capitalized product rights and increased the related amortization expense for all of 2004 compared to only 5 months of 2003. The increase in 2003 is due primarily to the amortization of product rights acquired through the 2003 acquisition of Laphal and the renegotiation of the financial terms of the Refludan rights in August 2003.
      Interest and other income (expense), net. Interest and other income (expense), net, totaled $2.4 million for the year ended December 31, 2004, an increase of $2.6 million over 2003. This increase is due primarily to increased interest income from higher balances of cash, cash equivalents and short-term investments resulting from the equity offerings completed in November 2003 and July 2004. In addition, in March 2004 $14 million of 6% convertible notes, originally issued in April 2003, were converted into shares of our common stock, thereby eliminating the interest expense associated with those notes. Interest and other income (expense), net totaled $(.2) for the year ended December 31, 2003, a decrease of $1.3 million as compared to the year ended December 31, 2002. This net decrease is primarily due to higher interest expense in 2003 related to the $14 million 6% convertible notes issued in April 2003.
      Income tax expense. Income tax expense totaled $7.9 million for the year ended December 31, 2004 as compared to $1.3 million for the year ended December 31, 2003 and $.1 million for the year ended December 31, 2002. Although we have incurred pre-tax losses on a consolidated basis, certain of our foreign subsidiaries generate taxable income, and therefore incur income tax expense. The increase in income tax expense for 2004 as compared to 2003 is due primarily to an increase in taxable income in certain foreign countries. The $1.2 million increase in income tax expense for 2003 as compared to 2002 is due to similar factors, largely driven by the acquisition of Laphal Developpement in April 2003.
Liquidity and Capital Resources
      Since our inception, we have incurred significant losses and as of December 31, 2004, we had an accumulated deficit of $138.1 million. We achieved profitability on a quarterly basis for the first time in the fourth quarter of 2004, but have not yet achieved profitability on a full year basis. We expect that our clinical, development and regulatory and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant sales to maintain profitability. To date, our operations have been funded with proceeds from the sale of preferred stock, the issuance of convertible notes, and the sale of common stock in two public offerings. Net proceeds from our preferred stock sales totaled $125.0 million, the issuance of convertible notes generated $14.0 million, and our public offerings of common stock completed in November 2003 and July 2004 resulted in combined net proceeds of $314.1 million. We began generating revenue from product sales in July 2002.

      Cash and cash equivalents and short-term investments increased from $88.5 million at December 31, 2003 to $245.5 million at December 31, 2004. This increase is primarily due to the receipt of the net proceeds from a public offering of our common stock completed in July 2004 of $237.9 million plus $8.4 million of proceeds from the exercise of common stock options and warrants, partially offset by cash used to fund operations of $6.1 million, purchases of property and equipment of $1.2 million, $4.0 million to repay debt obligations, and net cash of $80.0 million paid to Celgene to reduce our thalidomide product supply cost, add three countries to our thalidomide licensed territory and to eliminate Celgene’s right to terminate the thalidomide license agreement in the event thalidomide has not received a marketing approval by November 2006.
      We expect that our cash on hand at December 31, 2004, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.
      Accounts receivable, net increased to $35.2 million at December 31, 2004 from $8.0 million at December 31, 2003. This increase is due to the growth in sales in 2004, primarily from the launch of Vidaza in the U.S. and increased thalidomide sales in Europe and other international markets. Our customer payment practices vary significantly between countries. Increased sales in countries in which payments tend to be slower, often as a result of the pace at which governmental entities reimburse our customers, may increase the financial risk of certain of our customers in those countries. Accounts receivable in countries in which customer payments are typically slow, namely Spain and Portugal, totaled $6.9 million at December 31, 2004. To date, we have experienced minimal losses with respect to the collection of our accounts receivable and we believe that the accounts receivable for Spain and Portugal are collectible. We continually seek improvement in our collection process to maximize cash flow from product sales in a timely manner.
Contractual Obligations
      Our contractual obligations as of December 31, 2004 were as follows:

		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

	(In millions)
Operating leases	$11.8	$3.1	$7.3	$1.4	—
Clinical development funding	10.0	4.7	5.3	—	—
Product and company acquisition payments	9.4	9.4	—	—	—
Product royalty payments	7.3	3.3	4.0	—	—
Inventory purchase commitments	7.1	7.1	—	—	—
Long-term debt obligations	0.6	0.4	0.2	—	—

Total — fixed contractual obligations	$46.2	$28.0	$16.8	$1.4	—

      Operating leases. Our commitment for operating leases relates primarily to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2009.
      Clinical development funding. We have entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we will pay Celgene $4.7 million in 2005 and $2.65 million in each of 2006 and 2007.
      Product and company acquisition payments. We have future payment obligations associated with our acquisition of Laphal and our licensing of Refludan. Certain of these payments are fixed and determinable while the timing and amount of others are contingent upon future events such as achieving revenue milestones. Under the terms of our agreements with Schering, we agreed to make an aggregate of $10.0 million of fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005 for our license of Refludan and a royalty of 14% of our net sales of Refludan commencing in January 2004 and up to $7.5 million of contingent payments described below. In the fourth quarter of 2004, we achieved a cumulative sales milestone related to our acquisition of Laphal. According, we paid in the first quarter of 2005 a total of €4.0 million (approximately $5.4 million) to the former shareholders of the parent company of Laphal.
      Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire the earlier of 2006 or the date we obtain regulatory approval to market thalidomide in the E.U. The amounts reflected in the summary above represent the minimum amounts due under these agreements. In addition, our Innohep license agreement with LEO Pharma requires annual minimum royalty payments through 2006.
      Inventory purchase commitments. The contractual summary above includes contractual obligations related to our product supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.
      Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, in addition to the $10.0 million of fixed payments required, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved. The terms of our Laphal acquisition require a second payment of €4 million, or an aggregate of approximately $5.4 million based on foreign currency exchange rates as of December 31, 2004, if Laphal’s products achieve future revenue milestones.
Factors Affecting Our Business Conditions
      In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.
Risks Related to Our Business

We have a history of net losses, and may not maintain profitability in the future.
      We have incurred annual net losses since our inception, including a net loss of $17.5 million on an annual basis for the fiscal year ended December 31, 2004. As of December 31, 2004, we had an accumulated deficit of $138.1 million. In February 2005, we announced that the fourth quarter of 2004 was our first profitable quarter. We expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. Furthermore, our expenditures could increase significantly if we acquire additional products or product candidates. Accordingly, we will need to generate significantly greater revenues to maintain profitability. If we fail to achieve profitability on a continuous basis within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our business is largely dependent on the commercial success of Vidaza. If we are unable to successfully commercialize Vidaza we may be unable to continue our operations as planned.
      The success of our business is largely dependent on the commercial success of Vidaza. Although initial sales of Vidaza since we launched the product last year are encouraging, Vidaza is new to the market and we do not have substantial data on the use of the product by physicians and patients. As a consequence, we cannot assure you that Vidaza will gain widespread acceptance from members of the medical community or that the initial acceptance of Vidaza we have observed thus far will be maintained. Acceptance will be a function of its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS. Moreover, the FDA is currently considering for approval new therapeutics for treating MDS that have been under development by our competitors. Even if Vidaza does achieve market acceptance, we may not be able to maintain that market acceptance over time if these new products are introduced and are more favorably received than Vidaza or render Vidaza obsolete.
      Regulatory authorities in our markets subject approved products and manufacturers of approved products to continual regulatory review. Previously unknown problems, such as unacceptable toxicities or side effects, may only be discovered after a product has been approved and used in an increasing number of patients. If this occurs, regulatory authorities may impose labeling restrictions on the product that could affect its commercial viability or could require withdrawal of the product from the market. Because Vidaza has only recently been approved for commercial sale, there is a risk that we will discover such previously unknown problems associated with the use of Vidaza in patients, which could limit sales growth or cause sales of Vidaza to decline.

We may not receive regulatory approvals for Thalidomide Pharmion 50mg or, outside of the U.S., for Vidaza, or approvals may be delayed.
      Our ability to fully commercialize Thalidomide Pharmion 50mg is subject to regulatory approval by governmental authorities in Europe and our other markets, and our ability to commercialize Vidaza outside the U.S. is subject to regulatory approval by governmental authorities in Europe and elsewhere. In May 2004, we withdrew our multiple myeloma applications with the EMEA for Thalidomide Pharmion 50mg, based on the EMEA’s stated view that additional clinical data would be required before it can reach an opinion on whether or not Thalidomide Pharmion 50mg should be approved as a treatment for multiple myeloma. We intend to resubmit our application with additional clinical data from ongoing studies in both relapsed/ refractory and newly-diagnosed multiple myeloma patients. In September 2004 the EMEA accepted for review our Marketing Authorization Application for Vidaza for the treatment of MDS based on data from the same clinical studies accepted by the FDA for approval of Vidaza in the U.S. We cannot assure you that the results of our ongoing clinical trials for Thalidomide Pharmion 50mg and the data submitted to the EMEA for approval of Vidaza will support our applications for these regulatory approvals. The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market, and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure regulatory approval to commercialize a product. Some companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. We will not be able to market Thalidomide Pharmion 50mg or Vidaza in any country where the drug is not approved, and if Thalidomide Pharmion 50mg or Vidaza is not approved for sale in a market where we have acquired rights to the product, we will only be able to sell it in such market, if at all, on a compassionate use or named patient basis, which may limit sales and revenues.

Thalidomide’s history of causing birth defects may prevent it from becoming commercially successful.
      At the time thalidomide first came on the market in the late 1950’s and into the early 1960’s, it was not known that the drug could cause birth defects in babies born to women who had taken the drug while pregnant. Although no proper census was ever taken, it has been estimated that there were between 10,000 and 20,000 babies born with birth defects as a result of thalidomide. The majority of these births were in the U.K. and Germany, two of our largest target markets for sales of Thalidomide Pharmion 50mg. As a result, thalidomide’s historical reputation in our target markets may delay or prevent regulatory approval in Europe or may present a substantial barrier to its market acceptance. Thalidomide’s potential for causing severe birth defects and its negative historical reputation may limit the extent of its market acceptance among both doctors and patients, despite the efficacy that it has been proven to have in patients afflicted with a number of different diseases. In addition, any report of a birth defect attributed to the current use of thalidomide could result in a material decrease in our sales of thalidomide, and may result in the forced withdrawal of thalidomide from the market.

If the third party manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
      We do not manufacture any of our products and we do not plan to develop any capacity to do so. We have contracted with third-party manufacturers to manufacture each of our four products. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers may not perform as agreed or may terminate their agreements with us.
      Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with cGMP regulations and guidelines. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. The manufacturing process for Vidaza is very complex, and we have limited experience with manufacturing commercial batches of Vidaza. There is a risk that our manufacturers will not comply with all applicable regulatory standards, and may not be able to manufacture Vidaza on a commercial scale that conforms on a consistent basis to our release specifications approved by the FDA.
      To date, we have relied on sole sources for the manufacture of our products and we do not have alternate manufacturing plans in place at this time. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our products.
      Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of our products or product candidates, entail higher costs and result in our being unable to effectively commercialize our products. Furthermore, if our third-party manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we are unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenues. Moreover, failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of Vidaza and our other products.

Fluctuations in our operating results could affect the price of our common stock.
      Our operating results may vary significantly from period to period due to many factors, including the amount and timing of sales of our products, the availability and timely delivery of a sufficient supply of our products, the timing and expenses of clinical trials, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement and the timing of regulatory submissions and approvals. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

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
      Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot assure you that any products that we develop or acquire that are approved will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace.
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

      The primary competition and potential competition for our products currently are:

•	Thalidomide Pharmion 50mg: Velcadetm, from Millennium Pharmaceuticals Inc., and Revlimidtm, from Celgene Corporation;

•	Vidaza: Thalomid® and Revlimidtm, each from Celgene, and Dacogentm, from Supergen Inc., with marketing rights held by MGI Pharma, Inc., which like Vidaza, is a demethylating agent;

•	Innohep: Lovenox®, from Sanofi-Aventis, Fragmin®, from Pfizer, Inc. and Arixtra, from GlaxoSmithKline plc; and

•	Refludan: Argatroban, from GlaxoSmithKline.
      Both Dacogen and Revlimid are currently in development and/or under review for regulatory approval by the FDA and EMEA. In addition to these products, there are additional products in clinical development for the treatment of MDS and the enrollment of patients in clinical trials for these products may reduce the number of patients that will receive Vidaza treatment. We also face competition for Vidaza from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors.

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
      We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and marketable securities as of December 31, 2004 will be sufficient to fund our operations for at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
      Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our senior management, especially Patrick J. Mahaffy, our President and Chief Executive Officer, and Judith A. Hemberger, our Executive Vice President and Chief Operating Officer, whose services are critical to the successful implementation of our product acquisition, development and regulatory strategies. Each of Mr. Mahaffy and Dr. Hemberger has entered into an employment agreement with us for a term that runs until the agreement is otherwise terminated by us or them. Their employment agreements provide that they cannot compete with us for a period of one year after their employment with us is terminated. If we lose their services or the services of one or more of the other members of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. We are not aware of any present intention of any of these individuals to leave our company. We do not maintain key person life insurance on any of the members of our senior management. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel.

We have limited patent protection for our current products, and we may not be able to obtain, maintain and protect proprietary rights necessary for the development and commercialization of our products or product candidates.
      Our commercial success will depend in part on obtaining and maintaining a strong proprietary position for our products both in the U.S., Europe and elsewhere. Of our four current products, Thalidomide Pharmion 50mg and Refludan currently have patent protection under issued patents. As a result, we must rely in large part on orphan drug exclusivity, trade secrets, know-how and continuing technological innovations to protect our intellectual property and to enhance our competitive position. Even if we are granted orphan drug exclusivity, competitors are not prohibited from developing or marketing different drugs for an indication. As a result, competitors could overcome the competitive advantage gained by orphan drug exclusivity by introducing other products in the same indication. Until we are granted a marketing authorization, while we are selling Thalidomide Pharmion 50mg on a compassionate use and named patient basis, we do not have orphan drug exclusivity and we must rely on our use patent protection to prevent competitors from selling thalidomide in our markets.
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
      We may acquire additional businesses, products or product candidates that complement or augment our existing business. To date, our only experience in acquiring and integrating a business involved our acquisition of Laphal in March 2003. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Moreover, if we acquire additional businesses or products we will incur significant acquisition costs and operating expenses, which could harm our financial condition and operating results. In addition, we may need to raise additional funds through public or private debt or equity financing to make acquisitions, which may result in dilution for stockholders and the incurrence of indebtedness.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.
      We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting policies. A change in those accounting principles or interpretations could have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced or adopted. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised. In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123 to require the recognition of employee stock options as compensation based on their fair value at the time of grant (with limited exceptions). These new rules, which are effective on the commencement of the first interim period starting after June 15, 2005, will require us to change our accounting policy and record an expense for our stock-based compensation plans using the fair value method, and will result in additional accounting charges as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Standards.

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
      Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, product candidates. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services, or CMS, changed the methodology for Medicare reimbursement of pharmaceutical products administered in physician offices and hospital outpatient facilities, including

Vidaza and Innohep. Under the new regulations, reimbursements will now be the average selling price, or ASP, of a product plus 6%, rather than a specified discount from the average wholesale price, or AWP, as was the case under prior regulations. The new ASP-based reimbursement regime generally will reduce the reimbursement physicians will receive under Medicare for most office-administered injectable drugs, including Vidaza and Innohep. Although the actual impact of these reimbursement changes is not currently well known, there is a risk that the new reimbursement policies will adversely affect product use by physicians, thereby reducing our sales for these products.
      In other countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to governmental control. We cannot be sure that reimbursement in the U.S., Europe or elsewhere will be available for any products we may develop or, if already available, will not be decreased or eliminated in the future. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products, and may not be able to obtain a satisfactory financial return on our products.
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
      Physicians may prescribe drugs for uses that are not described in the product’s labeling for uses that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses, but in some countries outside of the E.U., including the U.S., they may disseminate to physicians articles published in peer-reviewed journals, like The New England Journal of Medicine and The Lancet, that discuss off-label uses of approved products. To the extent allowed, we may disseminate peer-reviewed articles on our products to our physician customers. We believe our promotional activities are currently in compliance with the regulations and guidelines of the various regulatory authorities. If, however, our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if the discussion of off-label use in peer-reviewed journals, or the dissemination of these articles, is prohibited, it may harm demand for our products.

We are subject to numerous complex regulatory requirements and failure to comply with these regulations, or the cost of compliance with these regulations, may harm our business.
      The testing, development and manufacturing of our products are subject to regulation by numerous governmental authorities in the U.S., Europe and elsewhere. These regulations govern or affect the testing, manufacture, safety, labeling, storage, record-keeping, approval, advertising and promotion of our products and product candidates, as well as safe working conditions and the experimental use of animals. Noncompliance with any applicable regulatory requirements can result in refusal of the government to approve products for marketing, criminal prosecution and fines, recall or seizure of products, total or partial suspension of production, prohibitions or limitations on the commercial sale of products or refusal to allow us to enter into supply contracts. Regulatory authorities typically have the authority to withdraw approvals that have been previously granted.
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
Risks Related to Our Common Stock

Our certificate of incorporation, our bylaws, Delaware law and our employment agreements with members of our senior management contain provisions that could discourage, delay or prevent a change in control or management of Pharmion.
      Our amended and restated certificate of incorporation, bylaws, Delaware law and our employment agreements with members of senior management contain provisions which could delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors, each of which certificate of incorporation provisions can only be amended or repealed upon the consent of 80% of our outstanding shares. Our amended and restated certificate of incorporation allows our board of directors to issue up to 10,000,000 shares of preferred stock. The board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock, for example by adopting a stockholders’ rights plan.
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
      The employment agreements with members of our senior management provide that certain benefits will be payable to the executives in the event we undergo a change in control and the termination of the executive’s employment within two years after such change in control for any reason other than for cause, disability, death, normal retirement or early retirement.

Our stock price has been and may continue to be volatile and your investment in our common stock could suffer a decline in value.
      We completed our initial public offering in November 2003. Since our initial public offering, the price of our common stock as reported by the NASDAQ National Market has ranged from a low of $11.00 to a high of $58.49.
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

Item 8.	Financial Statements and Supplementary Data
      The financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute assurance that the design will succeed in achieving its stated goals.
Management’s Report on Internal Control Over Financial Reporting
      The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
      Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A immediately below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Pharmion Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pharmion Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pharmion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Pharmion Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pharmion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pharmion Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004 of Pharmion Corporation and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 11, 2005

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2004 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our code of ethics is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Code of Ethics.” The information required by this Item concerning our equity compensation plan is set forth under Item 5 of this Annual Report on Form 10-K.

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

Item 14.	Principal Accountant Fees and Services
      The information required by this Item regarding principal accountant fees and services is incorporated by reference from the information set forth in the sections of the Proxy Statement entitled “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Ernst & Young.”
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Pharmion Corporation. appearing on page F-1 of this report.

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2004, 2003 and 2002, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Page
Number

Schedule II — Valuation and Qualifying Accounts	S-1

(3) Exhibits

Exhibit
Number	Description of Document

2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Stock Certificate.
4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.
10.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.
10.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.

Exhibit
Number	Description of Document

10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.17(3)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.
10.18(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger.
10.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10.21(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.
10.22(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.
10.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.25(2)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.
10.26	Amendment No. 2, dated December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, between Pharmion GmbH and Celgene UK Manufacturing II Limited (formerly Penn T Limited).
10.27	Letter Agreement, dated December 3, 2004, among the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.
10.28	Letter Agreement, dated December 3, 2004, between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.
10.29	Lease, dated December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.

Exhibit
Number	Description of Document

10.30	Counterpart Guarantee, dated December 21, 2004, by and between Registrant and Alecta Pensionsförsäkring Ömsesidigit.
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (reference is made to page 52)
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-50447)

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmion Corporation

By:	/s/ Patrick J. Mahaffy

Patrick J. Mahaffy
President and Chief Executive Officer
Date: March 15, 2005
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
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Patrick J. Mahaffy Patrick J. Mahaffy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2005

/s/ Erle T. Mast Erle T. Mast	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ Judith A. Hemberger Judith A. Hemberger	Executive Vice President, Chief Operating Officer and Director	March 15, 2005

/s/ Edward J. McKinley Edward J. McKinley	Director	March 15, 2005

/s/ Brian G. Atwood Brian G. Atwood	Director	March 15, 2005

/s/ Thorlef Spickschen Thorlef Spickschen	Director	March 15, 2005

Name	Title	Date

/s/ M. James Barrett M. James Barrett	Director	March 15, 2005

/s/ James Blair James Blair	Director	March 15, 2005

/s/ Cam Garner Cam Garner	Director	March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Pharmion Corporation
      We have audited the accompanying consolidated balance sheets of Pharmion Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also include the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmion Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pharmion Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Denver, Colorado
March 11, 2005

PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$119,657,986	$88,541,793
Short-term investments	125,884,838	—
Accounts receivable, net of allowances of $2,209,842 and $818,516, respectively	35,193,222	7,992,177
Inventories, net	3,687,496	4,923,161
Prepaid royalties	—	1,342,987
Other current assets	4,396,282	2,779,203

Total current assets	288,819,824	105,579,321
Product rights, net	108,478,367	30,650,819
Goodwill	9,425,524	3,651,804
Property and equipment, net	4,283,763	5,049,420
Other assets	222,994	541,223

Total assets	$411,230,472	$145,472,587

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$9,891,391	$4,241,075
Accrued and other current liabilities	45,562,831	14,799,437

Total current liabilities	55,454,222	19,040,512
Long term liabilities:
Convertible notes	—	13,374,455
Deferred tax liability	3,605,721	3,664,618
Other long-term liabilities	217,828	4,479,267

Total long term liabilities	3,823,549	21,518,340

Total liabilities	59,277,771	40,558,852

Stockholders’ equity (deficit)
Common stock: par value $0.001, 100,000,000 shares authorized, 31,780,715 and 23,948,636 shares issued and outstanding, respectively	31,781	23,949
Preferred stock: par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	482,660,589	222,217,779
Deferred compensation	(679,572)	(1,155,169)
Accumulated other comprehensive income	8,036,088	4,386,182
Accumulated deficit	(138,096,185)	(120,559,006)

Total stockholders’ equity	351,952,701	104,913,735

Total liabilities and stockholders’ equity	$411,230,472	$145,472,587

See accompanying notes.

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

Net sales	$130,170,640	$25,539,248	$4,735,354
Operating expenses:
Cost of sales, including royalties	43,634,611	11,461,994	1,575,105
Clinical, development and regulatory	28,391,812	24,615,968	15,049,487
Selling, general and administrative	66,847,663	36,108,728	23,436,614
Product rights amortization	3,395,504	1,971,597	375,439

Total operating expenses	142,269,590	74,158,287	40,436,645

Loss from operations	(12,098,950)	(48,619,039)	(35,701,291)
Interest and other income (expense), net	2,414,838	(154,390)	1,109,690

Loss before taxes	(9,684,112)	(48,773,429)	(34,591,601)
Income tax expense	7,853,067	1,285,473	105,255
Net loss	(17,537,179)	(50,058,902)	(34,696,856)
Less accretion of redeemable convertible preferred stock to redemption value	—	(10,090,971)	(8,575,644)
Net loss attributable to common stockholders	$(17,537,179)	$(60,149,873)	$(43,272,500)

Net loss attributable to common stockholders per common share, basic and diluted	$(.63)	$(14.70)	$(57.58)
Shares used in computing net loss attributable to common stockholders per common share, basic and diluted	27,933,202	4,093,067	751,525
Unaudited pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	N/A	$(2.66)	$(2.47)
Shares used in computing unaudited pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	N/A	18,791,015	14,072,707
See accompanying notes.

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

									Total
	Common Stock		Treasury Stock		Additional		Other		Stockholders’
					Paid-In	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income	(Deficit)	(Deficit)

Balance at January 1, 2002	849,500	850	(22,500)	(13,500)	—	(88,309)	14,313	(19,696,600)	(19,783,246)
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	(34,696,856)	(34,696,856)
Foreign currency translation adjustment	—	—	—	—	—	—	762,625	—	762,625

Comprehensive loss									(33,934,231)

Exercise of stock options	42,177	42	—	—	32,629	—	—	—	32,671
Cancellation of unvested shares of common stock	(22,500)	(23)	22,500	13,500	(13,477)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	44,160	—	—	44,160
Accretion of preferred stock to redemption value	—	—	—	—	(19,152)	—	—	(8,556,492)	(8,575,644)

Balance at December 31, 2002	869,177	869	—	—	—	(44,149)	776,938	(62,949,948)	(62,216,290)
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	(50,058,902)	(50,058,902)
Foreign currency translation adjustment	—	—	—	—	—	—	3,609,244	—	3,609,244

Comprehensive loss									(46,449,658)

Exercise of stock options	53,190	53	—	—	73,595	—	—	—	73,648
Repurchase of unvested shares of common stock	(4,687)	(4)	—	—	(1,871)	—	—	—	(1,875)
Deferred compensation associated with stock option grants	—	—	—	—	1,740,879	(1,740,879)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	629,859	—	—	629,859
Issuance of warrants associated with convertible notes	—	—	—	—	729,697	—	—	—	729,697
Accretion of preferred stock to redemption value	—	—	—	—	(2,540,815)	—	—	(7,550,156)	(10,090,971)
Conversion of preferred stock to common stock	17,030,956	17,031			146,060,825	—	—	—	146,077,856
Issuance of common stock, net of issuance costs	6,000,000	6,000	—	—	76,155,469	—	—	—	76,161,469

Balance at December 31, 2003	23,948,636	$23,949	—	$—	$222,217,779	$(1,155,169)	$4,386,182	$(120,559,006)	$104,913,735
Comprehensive Loss:
Net loss	—	—	—	—	—	—	—	(17,537,179)	(17,537,179)
Foreign currency translation adjustment	—	—	—	—	—	—	3,923,764	—	3,923,764
Net unrealized loss on available-for-sale investments							(273,858)		(273,858)

Comprehensive loss									(13,887,273)
Exercise of stock options and warrants	1,206,551	1,207	—	—	8,384,438	—	—	—	8,385,645
Repurchase of unvested shares of common stock	(6,642)	(7)	—	—	(3,979)	—	—	—	(3,986)
Conversion of debt and accrued interest to equity	1,342,170	1,342	—	—	14,160,149	—	—	—	14,161,491
Amortization of deferred compensation	—	—	—	—	—	475,597	—	—	475,597
Issuance of common stock, net of issuance costs	5,290,000	5,290	—	—	237,902,202	—	—	—	237,907,492

Balance at December 31, 2004	31,780,715	$31,781	—	$—	$482,660,589	$(679,572)	$8,036,088	$(138,096,185)	$351,952,701

See accompanying notes.

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

Operating activities
Net loss	$(17,537,179)	$(50,058,902)	$(34,696,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,609,395	3,516,450	1,044,453
Compensation expense related to stock option issuance	475,597	629,859	—
Other	(539,165)	201,675	62,834
Changes in operating assets and liabilities:
Accounts receivable, net	(25,432,117)	(5,610,818)	(433,065)
Inventories	1,682,708	(1,733,357)	(1,351,257)
Other current assets	(39,688)	(232,363)	(2,544,209)
Other long-term assets	324,875	1,033,649	(1,484,399)
Accounts payable	5,215,896	(1,081,441)	2,709,344
Accrued and other current liabilities	24,176,512	5,632,587	1,612,470

Net cash used in operating activities	(6,063,166)	(47,702,661)	(35,080,685)
Investing activities
Purchases of property and equipment	(1,164,801)	(2,468,685)	(2,904,669)
Acquisition of business, net of cash acquired	(19,032)	(12,289,524)	—
Purchase of product rights	(80,000,000)	(1,000,000)	(8,000,000)
Purchase of available-for-sale investments	(158,593,097)	—	—
Sale and maturity of available-for-sale investments	32,584,820	—	—

Net cash used in investing activities	(207,192,110)	(15,758,209)	(10,904,669)
Financing activities
Proceeds from sale of preferred and common stock, net of issuance costs	237,907,492	76,161,469	39,621,351
Proceeds from exercise of common stock options and warrants	8,381,659	71,774	32,671
Proceeds from issuance of convertible debt and warrants	—	14,000,000	—
Payment of debt obligations	(3,972,033)	(1,075,924)	(7,856)

Net cash provided in financing activities	242,317,118	89,157,319	39,646,166
Effect of exchange rate changes on cash and cash equivalents	2,054,351	241,025	499,276

Net increase (decrease) in cash and cash equivalents	31,116,193	25,937,474	(5,839,912)
Cash and cash equivalents, beginning of period	88,541,793	62,604,319	68,444,231

Cash and cash equivalents, end of year	$119,657,986	$88,541,793	$62,604,319

Noncash items:
Financed property and equipment acquisitions	57,718	—	222,705
Financed product rights acquisition	—	8,208,071	—
Conversion of debt and accrued interest to common stock	14,161,491	—
Accrual of additional business acquisition consideration	5,457,600	—	—
Supplemental disclosure of cash flow information:
Cash paid for interest	485,787	237,421	3,179
Cash paid for income taxes	1,317,307	237,389	—
See accompanying notes.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Operations
      Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both late-stage development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up-front cash payments. To date, the Company has acquired the distribution and marketing rights to four products, three of which are approved for marketing and with the fourth being sold on a compassionate use or named patient basis while the Company pursues marketing approval. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.
      On September 25, 2003, the Company effected a one for four reverse stock split of its common stock. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted for all periods presented to give effect to the reverse stock split.
      On November 12, 2003, the Company completed an initial public offering, which resulted in net proceeds of $76.2 million from the issuance of 6,000,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s preferred stock were converted into shares of common stock.
      On July 7, 2004, the Company completed a public offering of common stock. A total of 5,290,000 shares of common stock were sold at a price to the public of $48.00 per share, resulting in net proceeds to the Company of $237.9 million.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of Pharmion Corporation and all subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
      Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income resulting from cash and cash equivalent holdings was $2,559,956, $494,595, and $990,842 for the years ended December 31, 2004, 2003 and 2002, respectively.
      During 2004, the Company entered into an international standby letter of credit to guarantee both current and future commitments of a new foreign office lease agreement. The aggregate amount outstanding under the letter of credit was approximately $1.6 million at December 31, 2004 and is secured by restricted cash held in U.S. cash accounts.

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

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories consist of Vidaza, Innohep, Refludan and thalidomide. Vidaza and Innohep are drugs that are sold exclusively in the U.S. market, while Refludan and thalidomide are sold in the international markets. All of the products are manufactured by third-party manufacturers and delivered to the Company as finished goods. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. For the years ended December 31, 2004 and 2003, the Company reduced the estimated net realizable value of obsolete and short-dated inventory by $1.4 million and $1.8 million, respectively.
      Inventories consisted of $351,263 and $0 of raw material and $3,336,233 and $4,923,161 of finished goods, respectively, at December 31, 2004 and 2003.
      At December 31, 2004, the Company had firm inventory purchase commitments, due within one year, of approximately $7.1 million.

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

Cost of Sales
      Cost of sales includes the cost of product sold, royalties due on the sales of the products and the distribution and logistics costs related to selling the products.

Risks and Uncertainties
      The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of proprietary rights.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Costs
      The Company expenses all advertising, promotional and publication costs as incurred. Total advertising costs were approximately $5,606,000, $2,218,000 and $1,914,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Translation of Foreign Currencies
      The functional currencies of the Company’s foreign subsidiaries are the local currencies, primarily the British Pound Sterling, Euro and Swiss Franc. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, assets and liabilities are translated using the current exchange rate as of the balance sheet date. Income and expenses are translated using a weighted average exchange rate over the period ending on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses which, to date have not been significant, are included in the results of operations.

Comprehensive Income
      The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries and unrealized losses on available for sale securities.

Product Rights
      The cost of acquiring the distribution and marketing rights of the Company’s products were capitalized and are being amortized on a straight-line basis over the estimated benefit period of 10-15 years.

Goodwill
      The Company completed a business acquisition in 2003, which resulted in the creation of goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires the Company to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, the Company will record the impairment charge to the statement of operations in the period it is discovered. During the year ended December 31, 2004, the Company recorded an increase of $5,457,600 to goodwill to reflect additional consideration due the seller of the business acquired in 2003 (see Note 4).

Property and Equipment
      Property and equipment are stated at cost. Repairs and maintenance are charged to operations as incurred, and significant expenditures for additions and improvements are capitalized. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter. Depreciation

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and amortization of property and equipment are computed using the straight-line method based on the following estimated useful lives:

Estimated Useful Life

Computer hardware and software	3 years
Leasehold improvements	3-5 years
Equipment	7 years
Furniture and fixtures	10 years

Long-Lived Assets
      Long-lived assets, other than goodwill, consist primarily of product rights, and property and equipment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the recoverability of the carrying value of long-lived assets to be held and used is evaluated if changes in the business environment or other facts and circumstances that suggest they may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows generated by these assets, the Company reduces the carrying amount to the estimated fair value.

Concentration of Credit Risk
      Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash and investment balances in the form of money market accounts, debt and equity securities and overnight deposits with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance-sheet risk of accounting loss.
      The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. Many of the international hospitals and clinics are government supported and may take a significant amount of time to collect. Accounts receivable, net of allowances, for the U.S. were $12.9 million and $0, respectively at December 31, 2004 and 2003. International accounts receivable net of allowances, were $22.3 million and $8.0 million, respectively, at December 31, 2004 and 2003. The Company maintains a reserve for potential credit losses based on the financial condition of customers and the aging of accounts. Losses have been within management’s expectations.
      In 2004, 2003 and 2002, revenues generated from three customers in the United States totaled approximately 35%, 13% and 37%, respectively, of consolidated net revenues. Revenues generated from international customers were individually less than 5% of consolidated net revenues.

Clinical, Development and Regulatory Costs
      Clinical, development, and regulatory costs include salaries, benefits and other personnel related expenses as well as fees paid to third parties for clinical development and regulatory services. Such costs are expensed as incurred.

Fair Value of Financial Instruments
      Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments approximate fair value due to their short-term nature.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation
      The Company has elected to account for its stock compensation arrangements to employees under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related interpretations. Under the provisions of APB No. 25, the company utilizes the intrinsic value method of accounting. Under this method, compensation expense is recognized on the date of grant if the current market price of the underlying stock exceeds the exercise price. The difference in value between the current market price and the exercise price is recorded as deferred compensation and is amortized to expense over the vesting period of the option on a straight-line basis. Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options granted was estimated at the date of grant using the Black-Scholes valuation model. Under this model, the following weighted average assumptions were used:

	2004	2003	2002

Expected dividend yield	0%	0%	0%
Expected stock price volatility	76%	86%	85%
Risk free interest rate	2.9%	2.8%	2.9%
Expected life of options	4.6 years	5 years	5 years
      The expected stock price volatility was estimated using percentages reported by similar public companies within the pharmaceutical industry as well as trading history of the Company’s common stock. The weighted-average fair value per share was $20.67, $8.98, and $1.33 for the options granted in 2004, 2003, and 2002, respectively. The difference between the actual expense recorded and pro forma expense for all periods presented is provided in the table below:

	Years Ended December 31,

	2004	2003	2002

Net loss attributable to common stockholders as reported	$(17,537,179)	$(60,149,873)	$(43,272,500)
Add stock based compensation expense included in net loss	475,597	585,710	—
Deduct total stock based compensation expense determined using the fair value method for all rewards	(3,821,369)	(931,910)	(315,318)

Pro forma net loss	$(20,882,951)	$(60,496,073)	$(43,587,818)

Net loss per common share basic and diluted As reported	$(.63)	$(14.70)	$(57.58)
Pro forma	(.75)	(14.78)	(58.00)
      Option valuation models such as the Black-Scholes value method described above require the input of highly subjective assumptions. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
materially affect the fair value estimate, in the opinion of the Company’s management, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
      The Company accounts for options issued to consultants using the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services.

Net Loss Per Share
      Basic net loss per share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period reduced, where applicable, for outstanding, yet unvested, shares. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential incremental common shares outstanding during the period, if their effect is dilutive. Potential incremental common shares include shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible notes and redeemable convertible preferred stock outstanding during the period. The potential shares of common stock have not been included in the diluted net loss per share calculation because to do so would be anti-dilutive. Such shares totaled 1,599,076, 3,625,180, and 5,800,304 for the years ended December 31, 2004, 2003 and 2002, respectively.

Pro Forma Net Loss Per Share
      Immediately prior to the effective date of the Company’s initial public offering (November 12, 2003), all redeemable convertible preferred stock shares outstanding converted into an aggregate of 17,030,956 shares of common stock. The pro forma net loss per share was calculated on the consolidated statement of operations for fiscal years 2003 and 2002 to show the effects of this conversion on earnings per share. It is computed by dividing net loss before accretion of redeemable convertible preferred stock by the weighted average number of common shares outstanding, including the pro forma effects of conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock.

Recently Issued Accounting Standards
      On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) on July 1, 2005.
      SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all rewards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods or (b) prior interim periods of the year of adoption.
      The Company is still evaluating which method it will adopt on July 1, 2005.

3.	Geographic Information
      Foreign and domestic financial information (in thousands):

		United	Foreign
	Year	States	Entities	Total

Net Sales	2004	$55,642	$74,529	$130,171
	2003	3,751	21,788	25,539
	2002	2,100	2,635	4,735
Operating income (loss)	2004	$(16,472)	$4,373	$(12,099)
	2003	(32,899)	(15,720)	(48,619)
	2002	(26,114)	(9,587)	(35,701)
Total Assets	2004	$235,958	$175,272	$411,230
	2003	90,295	55,178	145,473

4.	Acquisition of Laphal Développement
      On March 25, 2003, a subsidiary of the Company acquired 100% of the outstanding stock of Gophar S.A.S. and its wholly owned subsidiary, Laphal Développement S.A. (collectively, “Laphal”). Laphal is a French pharmaceutical company focused on the sale of orphan drugs primarily in France and Belgium. Under the terms of the related Stock Purchase Agreement (“SPA”), the Company paid €12 million at closing, less the amount of Laphal’s net financial debt (as defined in the SPA). The actual amount of cash paid for Laphal, net of cash received in the acquisition and including transaction costs incurred was approximately $12.3 million. Two additional payments of €4 million each will be paid if certain aggregate sales targets are achieved. The first of their sales targets was achieved in the fourth quarter of 2004, and as such, the €4 million (approximately $5.4 million) payment due the former shareholders of Gophar is accrued in the accompanying financial statements as of December 31, 2004. As a result of this purchase, the Company acquired the rights to the Laphal thalidomide formulation and access to certain European markets.

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

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

Net sales	$27,326,566	$10,283,058
Net loss	$(50,426,996)	$(36,374,903)
Net loss attributable to common stockholders per common share, basic and diluted	$(14.79)	$(59.81)

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Short-term Investments
      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by security classification at December 31, 2004, was as follows:

		Gross	Gross	Estimated Fair
December 31, 2004	Amortized Cost	Unrealized Gain	Unrealized Loss	Value

Asset backed securities	$17,500,097	$—	$(66,550)	$17,433,547
Corporate debt securities	28,688,241		(48,763)	28,639,478
Government agencies	77,194,609	—	(158,545)	77,036,064

Other debt securities	2,775,749	—	—	2,775,749

Total securities	$126,158,696	$—	$(273,858)	$125,884,838

      During the year ended December 31, 2004, the gross realized gains on sales of available-for-sale securities totaled $342,809 and the gross realized losses totaled $(181,333). The gains and losses on available-for-sale securities are based on the specific identification method.
      The fair value of available-for-sale securities with unrealized losses at December 31, 2004 was as follows:

		Gross
December 31, 2004	Amortized Cost	Unrealized Loss

Asset backed securities	$17,500,097	$(66,550)
Corporate debt securities	28,688,241	(48,763)
Government agencies	77,194,609	(158,545)

Total securities	$123,382,947	$(273,858)

      Unrealized losses were due to changes to interest rates associated with securities with short maturity lives and are deemed to be temporary. The duration in which the securities have been in an unrealized loss position was less than 12 months.
      The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2004, by maturity, was as follows:

		Estimated Fair
Maturity	Amortized Cost	Value

Due within one year	$122,904,838	$122,639,250
Due after one year through three years	3,245,588	3,245,588

Total securities	$126,158,696	$125,884,838

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	License Agreements
      The cost value and accumulated amortization associated with the Company’s product rights is as follows:

	As of December 31, 2004		As of December 31, 2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized product rights:
Thalidomide	$97,242,280	$(2,509,252)	$15,849,130	$(791,337)
Refludan	12,208,071	(2,212,732)	12,208,071	(865,045)
Innohep	5,000,000	(1,250,000)	5,000,000	(750,000)

Total product rights	$114,450,351	$(5,971,984)	$33,057,201	$(2,406,382)

      Amortization expense of $3,395,504, $1,971,620, and $375,439 was recorded for the years ended December 31, 2004, 2003 and 2002, respectively. The estimated amortization expense for the next five years is approximately $9 million per year.

Thalidomide
      In 2001, the Company licensed rights relating to the development and commercial use of thalidomide from Celgene and separately entered into an exclusive supply agreement for thalidomide with Celgene UK Manufacturing II Limited (formerly known as “Penn T Limited”), or CUK. Under the agreements, as amended in December 2004, the territory licensed from Celgene is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China (except Hong Kong).The Company pays (i) Celgene a royalty/license fee of 8% on the Company’s net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of the Company’s net sales of thalidomide under the terms of the product supply agreement. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of the Company’s first regulatory approval for thalidomide in the United Kingdom. In October of 2004, Celgene acquired CUK.
      In December 2004, the Company amended its thalidomide agreements with Celgene and CUK to reduce the thalidomide product supply payment, expand the Company’s licensed territory, and eliminate certain license termination rights held by Celgene. The Company paid Celgene a one-time payment of $80 million in exchange for (i) the reduction in the cost of product supply from 28.0% of net sales to 15.5% of net sales, (ii) the addition of Korea, Hong Kong, and Taiwan to the Company’s licensed territory and, (iii) elimination of Celgene’s right to terminate the license agreement in the event the Company has not obtained a marketing authorization approval for thalidomide in the United Kingdom by November 2006. The $80 million payment was capitalized as part of the thalidomide product rights and is being amortized over the remaining period the Company expects to generate significant thalidomide sales, approximately 13 years from December 31, 2004.
      The Company has also committed to provide funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company will pay Celgene $4.7 million in 2005 and $2.65 million in each of 2006 and 2007.
      In connection with the 2003 acquisition of Laphal (see Note 4), the Company acquired rights to Laphal’s formulation of thalidomide. The portion of the purchase price allocated to thalidomide has been included in product rights, net on the accompanying balance sheet.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vidaza
      In 2001, the Company licensed worldwide rights to Vidaza (azacitidine) from Pharmacia & Upjohn Company, now part of Pfizer, Inc. Under terms of the license agreement, the Company is responsible for all costs to develop and market Vidaza and the Company pays Pfizer a royalty equal to 20% of Vidaza net sales. No up-front or milestone payments have or will be made to Pfizer. The license has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country.

Refludan
      In May 2002, the Company entered into agreements to acquire the exclusive right to market and distribute Refludan in all countries outside the U.S. and Canada. These agreements, as amended in August 2003, transferred all marketing authorizations and product registrations for Refludan in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $9 million to date and is obligated to make four additional fixed payments to Schering, payable in quarterly installments of $1 million through the end of 2005. The value of the total cash payments made and the present value of future payments is $12.2 million, which was capitalized to product rights and is being amortized over the 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company paid Schering an 8% royalty on net sales of Refludan through December 31, 2003 and will pay a royalty of 14% of net sales of Refludan thereafter until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

Innohep
      In June 2002, the Company entered into a 10 year agreement with LEO Pharma A/ S for the license of the low molecular weight heparin, Innohep. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep in the United States. On the closing date the Company paid $5 million for the license, which is capitalized as product rights and is being amortized over a 10 year period in which the Company expects to generate significant revenues. On the closing date, the Company paid an additional $2.5 million, which is creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. Furthermore, the agreement contains a minimum net sales clause that is effective for two consecutive two-year periods. If the company does not achieve these minimum sales levels for two consecutive years, it has the right to pay LEO Pharma additional royalties up to the amount LEO Pharma would have received had the company achieved these net sales levels. If the company opts not to make the additional royalty payment, LEO Pharma has the right to terminate the license agreement. The second of the two-year terms will conclude on December 31, 2006.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Property and Equipment

	December 31,

	2004	2003

Property and equipment:
Computer hardware and software	$5,171,173	$4,251,895
Furniture and fixtures	1,497,455	1,311,303
Equipment	1,142,592	827,681
Leasehold improvements	1,288,820	1,213,363

	9,100,040	7,604,242
Less accumulated depreciation	(4,816,277)	(2,554,822)

Total property and equipment, net	$4,283,763	$5,049,420

      Depreciation expense was $2,213,891, $1,544,830, and $669,014 for the years ended December 31, 2004, 2003 and 2002, respectively.

8.	Accrued and Other Current Liabilities

	December 31,

	2004	2003

Accrued and other current liabilities
Royalties payable	$10,695,532	$2,040,588
Income taxes payable	7,319,821	1,035,652
Product rights and notes payable	4,332,811	3,988,456
Accrued salaries and benefits	11,107,500	3,180,228
Accrued operating expenses	12,107,167	4,554,513

	$45,562,831	$14,799,437

9.	Other Long-term Liabilities

	December 31,

	2004	2003

Product rights payable	$3,831,399	$7,398,544
Notes payable	719,240	1,069,179

	4,550,639	8,467,723
Current portion of product rights and notes payable	(4,332,811)	(3,988,456)

Other long term liabilities	$217,828	$4,479,267

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

2005	$4,332,811
2006	147,234
2007	67,772
2008	2,822

$4,550,639

10.	Convertible Notes Payable
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

11.	Leases and Other Commitments
      The Company leases office space and equipment under various noncancelable operating lease agreements. One of these agreements has a renewal term which allows the Company to extend this lease up to six years, or through 2013. Rental expense was $2,874,934, $1,561,425, and $943,635 for the years ended December 31, 2004, 2003 and 2002, respectively.
      As of December 31, 2004, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows:

2005	$3,074,579
2006	3,108,750
2007	2,531,770
2008	1,645,935
2009	1,435,646

Total minimum lease payments	$11,796,680

12.	Income Taxes
      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the provisions of SFAS No. 109, a deferred tax liability or asset (net of a valuation allowance) is provided in the financial statements by applying the provisions of applicable tax laws to measure the deferred tax consequences of temporary differences that will result in net taxable or deductible amounts in future years as a result of events recognized in the financial statements in the current or preceding years.
      At December 31, 2004, the Company has federal, state, and foreign net operating loss carryforwards for income tax purposes of approximately $111.8 million, which will expire in the years 2019 through 2024 if not utilized.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Tax Reform Act of 1986 contains provisions that limit the utilization of net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Internal Revenue Code. Such a change of ownership may limit the Company’s utilization of its net operating loss and tax credit carryforwards, and could be triggered by subsequent sales of securities by the Company or its stockholders.
      The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss	$28,550,438	$18,822,182
Credit carryforwards	6,513,802	4,195,219
Organization costs	3,406,902	4,769,663
Allowance on accounts receivable	815,237	301,476
Depreciation	140,025	(143,883)
Other	511,395	400,133

Total gross deferred tax assets	39,937,799	28,344,790
Valuation allowance	(39,205,040)	(28,282,751)

Deferred tax assets, net of valuation allowance	732,759	62,039

Deferred tax liabilities:
Amortization of product rights	(3,437,962)	(3,559,476)
Prepaid expenses	(730,964)	(154,366)
Other	(169,554)	(12,815)

Total gross deferred tax liabilities	(4,338,480)	(3,726,657)

Net deferred tax liability	$(3,605,721)	$(3,664,618)

      A valuation allowance was recorded in 2004 and 2003 due to the Company’s inability to determine if it is more likely than not that the deferred tax asset will be realized in future periods.
      The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Years Ended
	December 31,

	2004	2003

Expected federal income tax benefit (expense) at statutory rate	34.0%	34.0%
Effect of permanent differences	(10.4)%	(4.4)%
State income tax, net of federal benefit	(6.4)%	1.2%
Effect of tax credits	23.9%	5.3%
Effect of foreign operations	(50.2)%	(5.0)%
Valuation allowance	(72.0)%	(33.7)%

	(81.1)%	(2.6)%

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,

	2004	2003	2002

Current provision:
Federal	$—	—	$—
State	618,802	194,496	—
Foreign	7,647,744	1,090,977	105,255

Total	8,266,546	1,285,473	105,255
Deferred provision:
Federal	(8,283,747)	(7,067,508)	—
State	(714,122)	(609,273)	—
Foreign	(2,236,232)	(3,986,714)	—

Total	(11,234,101)	(11,663,495)	—
Valuation allowance	10,820,622	11,663,495	—

Total	$7,853,067	$1,285,473	$105,255

      The Company reported net income (loss) before tax from operations within the U.S. of $(14,027,515), $(32,145,779) and $(18,406,402) and from foreign operations of $4,343,403, $(16,627,650) and $(16,185,199), respectively, for the years ended December 31, 2004, 2003 and 2002.

13.	Stock Option Plans
      In 2000, the Company’s Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”) and, as of December 31, 2004, has authorized 3,258,000 shares of stock to be reserved under the plan. The 2000 Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and stock purchase rights to purchase shares of the Company’s common stock. A total of 481,093 shares of common stock are available for future stock option issuance to eligible employees, consultants, and directors of the Company as of December 31, 2004.
      In 2001, the Company’s Board of Directors approved the 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”) and, as of December 31, 2004, has authorized 425,000 shares of stock to be reserved under the plan. The 2001 Plan provides for awards of nonstatutory stock options only. A total of 193,750 shares of common stock are available for future stock option issuance to directors of the Company as of December 31, 2004.
      The 2000 Plan and the 2001 Plan are administered by the compensation committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, generally over a period of four years, and all other terms and conditions of each award. The grants expire seven and ten years from the date of grant for the 2000 and 2001 Plans, respectively.
      In September 2003, the Board of Directors amended both the 2000 and 2001 plans to allow for automatic “evergreen” annual additions to the stock options available for grant not to exceed 500,000 shares and 50,000 shares, respectively.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the Plans’ activity is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, January 1, 2002	237,379	$0.68
Granted	1,142,738	1.96
Exercised	(42,177)	0.76
Terminated or expired	(15,948)	0.56

Balance, December 31, 2002	1,321,992	1.76
Granted	610,219	9.21
Exercised	(53,190)	1.38
Terminated or expired	(60,809)	1.91

Balance, December 31, 2003	1,818,212	4.28
Granted	1,110,303	34.87
Exercised	(373,436)	2.22
Terminated or expired	(154,395)	8.52

Balance, December 31, 2004	2,400,684	$18.47

      A summary of options outstanding as of December 31, 2004, is as follows:

	Outstanding Options			Exercisable Options

		Weighted-	Weighted-	Shares	Weighted-
		Average	Average	Currently	Average
	Shares	Remaining	Exercise	Vested and	Exercise
Range of Exercise Prices	Under Option	Contractual Life	Price	Exercisable	Price

$0.40 to 1.60	497,668	4.5	$1.52	465,807	$1.52
$1.61 to 2.40	481,876	5.4	$2.40	430,772	$2.40
$2.41 to 20.00	388,688	5.9	$13.96	71,336	$13.59
$20.01 to 30.00	372,377	6.3	$21.95	—	$—
$30.01 to 40.00	140,850	7.0	$39.31	25,000	$39.98
$40.01 to 50.00	427,725	7.0	$43.68	25,000	$48.26
$50.01 to 52.27	91,500	6.8	$50.43	—	$—

Total	2,400,684	5.9	$18.47	1,017,915	$4.83

      During the period January 1, 2003 through November 5, 2003, options were granted to employees and directors at exercise prices that were less than the estimated fair value of the underlying shares of common stock as of the grant date. In accordance with APB No. 25, deferred compensation expense is being recognized for the excess of the estimated fair value of the Company’s common stock as of the grant date over the exercise price of the options and amortized to expense on a straight-line basis over the vesting periods of the related options, which is generally four years. The Company recorded compensation expense totaling $475,597 and $585,710 for the years ended December 31, 2004 and 2003 respectively. As of December 31, 2004 and 2003, the unamortized compensation expense recorded as deferred compensation within the statement of stockholders’ equity was $679,572 and $1,155,169, respectively.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Common and Redeemable Convertible Preferred Stock

Common Stock
      On January 4, 2000, the Company issued 667,000 shares of its common stock to founders for $2,000. On January 5, 2000, the Company executed a restricted stock agreement pertaining to the issuance of these shares to its founders. Under this agreement, 33.33% of these shares vested immediately while the remaining shares vest over a term of forty-eight months. As a result, the Company’s 2004, 2003 and 2002 statements of operations reflect $0, $44,149, and $44,160, respectively, of stock compensation related to this arrangement.

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

Warrants
      In November 2001, the Company issued a warrant to purchase 1,701,805 shares of Series B Preferred stock at $2.09 per share to a business partner which was exercisable one year after the date of grant and expired seven years from the date of grant. Based on the estimated fair value of the warrant, development expense in the amount of $884,939 was recorded in connection with the issuance of this warrant in 2001. Upon conversion of the Company’s preferred shares to common stock in November 2003, the number of shares available under the warrant was automatically modified to 425,451 shares of common stock at $8.36 per share.
      In April 2003, the Company issued two warrants in conjunction with the convertible debt issued in 2003. The warrants had a life of five years and could be exercised immediately. A total of 424,242 shares of common stock could be purchased at a price of $11.00 per share under these warrants. The $729,697 fair value of the warrant has been classified as additional paid-in capital with a corresponding amount treated as a debt discount which is being amortized using the interest method.
      In June 2004, a stock purchase warrant was exercised by one of the business partners, resulting in the issuance of 44,026 shares of common stock. The option holder utilized the cashless exercise option allowed under the warrant agreement and surrendered 16,580 shares to the Company as consideration for this exercise.
      In September 2004, the second business partner exercised two stock purchase warrants which resulted in the issuance of 789,087 shares of common stock. Total exercise proceeds received by the Company were $7.6 million.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Employee Savings Plans
      Through 2002, the Company’s employees located in the U.S., were leased from ADP Total Source II, the employer of record, and worked exclusively for the Company. These employees participated in a 401(k) plan sponsored by ADP Total Source II that allowed participants to contribute up to 15% of their salary, subject to eligibility requirements and annual limits. Effective January 1, 2003, the employee leasing arrangement with ADP Total Source II was terminated and the administration of the 401(k) plan for U.S. employees was transitioned to the Company. Under the ADP and Company sponsored plans, the Company matches 100% of the participant’s contribution up to a limit of 3% of the participant’s annual salary. Matching contributions totaled $276,952, $204,561, and $112,910 in 2004, 2003 and 2002, respectively. The Company’s international employees are eligible to participate in retirement plans, subject to the local laws that are in effect for each country. The Company matched $477,695, $321,695, and $144,355 of the contributions made by these employees in 2004, 2003 and 2002, respectively.

16.	Related Parties
      As part of the relocation assistance provided to three officers, during 2002, the Company made loans totaling $400,000 to these individuals. At December 31, 2004 the balance outstanding for these loans is $125,000. The loans do not bear interest and are secured by a second deed of trust on the principal residences of each of the officers. The notes are repayable over terms ranging from two to four years. The Company has agreed, for as long as these officers remain employed by the Company, to make annual bonus payments to these officers in amounts sufficient the pay to loan amounts then due.

17.	Quarterly Information (Dollars in thousands, except per share data) (Unaudited)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net sales	$15,721	$20,396	$42,576	$51,478
Cost of sales, including royalties	6,309	7,453	14,169	15,704
Loss from operations	(8,814)	(8221)	(1,712)	3,224
Net loss	(9,809)	(9983)	(355)	2,609
Net loss applicable to common shareholders per share — basic	(.40)	(.39)	(.01)	.08
Net loss applicable to common shareholders per share — diluted	$(.40)	$(.39)	$(.01)	$.08

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net sales	$1,658	$4,429	$7,673	$11,779
Cost of sales, including royalties	779	3,681	2,681	4,321
Loss from operations	(14,020)	(14,071)	(8,924)	(11,604)
Net loss	(13,893)	(13,994)	(9,254)	(12,918)
Net loss applicable to common shareholders	(16,718)	(16,819)	(12,079)	(14,534)
Net loss applicable to common shareholders per share — basic and diluted	$(21.29)	$(20.72)	$(14.35)	$(1.05)
Proforma net loss applicable to common shareholders per share — basic and diluted (Note 2)	$(0.78)	$(0.78)	$(0.52)	$(0.60)

SCHEDULE II
Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	to
	Beginning	Expense		Balance at End
Years Ended December 31,	of Period	or Sales	Deductions	of Period

	(In thousands)
2004
Allowances for chargebacks, cash discounts and doubtful accounts	$819	$7,419	$(6,028)	$2,210
Inventory reserve	1,387	1,366	(2,393)	360
2003
Allowances for chargebacks, cash discounts and doubtful accounts	$734	$2,486	$(2,401)	$819
Inventory reserve	—	1,761	(374)	1,387
2002
Allowances for chargebacks, cash discounts and doubtful accounts	$—	$1,156	$(422)	$734
Inventory reserve	—	—	—	—

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Stock Certificate.
4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.
10.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.
10.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.

Exhibit
Number	Description of Document

10.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.17(3)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.
10.18(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger.
10.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10.21(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.
10.22(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.
10.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.25(2)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.
10.26	Amendment No. 2, dated December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, between Pharmion GmbH and Celgene UK Manufacturing II Limited (formerly Penn T Limited).
10.27	Letter Agreement, dated December 3, 2004, among the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.
10.28	Letter Agreement, dated December 3, 2004, between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.
10.29	Lease, dated December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.
10.30	Counterpart Guarantee, dated December 21, 2004, by and between Registrant and Alecta Pensionsförsäkring Ömsesidigit.
21.1(2)	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney. (reference is made to page 52)
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-50447)

*	Management Contract or Compensatory Plan or Arrangement