Form 10-Q
period 2005-03-31
PHARMION CORP
filed 2005-05-10
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(720) 564-9100
(Registrant’s telephone number)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑ No  ☐

     As of May 4, 2005, there were 31,826,271 shares of the Registrant’s Common Stock outstanding.

PHARMION CORPORATION

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,026	$119,658
Short-term investments	142,447	125,885
Accounts receivable, net of allowances of $2,621 and $2,210, respectively	32,118	35,193
Inventories	4,731	3,688
Other current assets	5,585	4,396

Total current assets	286,907	288,820
Product rights, net	105,432	108,478
Goodwill	14,089	9,426
Property and equipment, net	4,385	4,284
Other assets	223	223

Total assets	$411,036	$411,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,735	$9,891
Accrued liabilities	44,775	45,563

Total current liabilities	53,510	55,454
Deferred tax liability	3,414	3,606
Other long-term liabilities	149	218

Total liabilities	57,073	59,278

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 31,823,082 and 31,780,715 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	32	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Additional paid-in capital	482,650	482,661
Deferred compensation	(453)	(680)
Other comprehensive income	5,560	8,036
Accumulated deficit	(133,826)	(138,096)

Total stockholders’ equity	353,963	351,953

Total liabilities and stockholders’ equity	$411,036	$411,231

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$51,737	$15,721
Operating expenses:
Cost of sales, including royalties of $10,108 and $4,581 for the three months ended March 31, 2005 and 2004, respectively	13,947	6,309
Clinical, development and regulatory	9,464	6,553
Selling, general and administrative	20,680	10,948
Product rights amortization	2,238	725

Total operating expenses	46,329	24,535

Operating income (loss)	5,408	(8,814)
Interest and other income (expense), net	1,779	(73)

Income (loss) before taxes	7,187	(8,887)
Income tax expense	2,917	922

Net income (loss)	$4,270	$(9,809)

Net income (loss) per common share:
Basic	$0.13	$(0.40)

Diluted	$0.13	$(0.40)

Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	31,804,784	24,349,920

Diluted	33,035,855	24,349,920

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Operating activities
Net income (loss)	$4,270	$(9,809)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,848	1,210
Compensation expense related to stock option issuance	55	174
Other	273	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,035	(3,349)
Inventories	(1,296)	623
Other current assets	(1,338)	60
Other long-term assets	(4)	247
Accounts payable	(904)	(1,483)
Accrued liabilities	1,547	2,988

Net cash provided by (used in) operating activities	7,486	(9,339)
Investing activities
Purchases of property and equipment	(818)	(223)
Acquisition of business, net of cash acquired	(5,204)	(19)
Purchase of available-for-sale investments	(65,227)	(33,253)
Sale and maturity of available-for-sale investments	48,335	—

Net cash used in investing activities	(22,914)	(33,495)
Financing activities
Proceeds from exercise of common stock options	161	6
Payment of debt obligations	(1,048)	(967)

Net cash used in financing activities	(887)	(961)
Effect of exchange rate changes on cash and cash equivalents	(1,317)	(420)

Net decrease in cash and cash equivalents	(17,632)	(44,215)
Cash and cash equivalents at beginning of period	119,658	88,542

Cash and cash equivalents at end of period	$102,026	$44,327

Noncash items
Accrual of additional business acquisition consideration	5,166	—
Conversion of debt and accrued interest to common stock	—	14,161

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

     Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both late-stage development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up-front and scheduled future cash payments. To date, the Company has acquired the distribution and marketing rights to four products, three of which are approved for marketing and with the fourth being sold on a compassionate use or named patient basis while the Company pursues marketing approval. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain disclosures required for complete financial statements are not included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest audited annual financial statements, which are included in its 2004 Annual Report on Form 10-K, which has been filed with the SEC.

     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2005 and results of operations and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period or for any other future year.

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

     Cash and Cash Equivalents

     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income resulting from cash and cash equivalent holdings was $1.9 million and $.2 million for the three months ended March 31, 2005 and 2004, respectively.

     The Company has entered into international standby letters of credit to guarantee both current and future commitments of new foreign office lease agreements. The aggregate amount outstanding under the letters of credit was approximately $1.6 million at March 31, 2005 and is secured by restricted cash held in U.S. cash accounts.

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

     Long-Lived Assets

     Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value.

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

     In addition to the goodwill that was created as a result of the 2003 business acquisition, the agreement included contingent payments based on cumulative sales milestones. The final cumulative sales milestone was achieved in the first quarter of 2005 which resulted in an additional $5.1 million being added to goodwill.

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

     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. In the three months ended March 31, 2005 and 2004, revenues generated from the Company’s three largest customers in the U.S. totaled approximately 46% and 10%, respectively, of consolidated net revenues. Additionally, the three largest U.S. customers each totaled approximately 15% of consolidated net revenues for the period ended March 31, 2005. Revenues generated from international customers were individually less than 5% of consolidated net revenues.

     Accounting for Stock-Based Compensation

     At March 31, 2005, the Company had two stock option plans. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations. Under this method, when the exercise price is less than the market price for the underlying stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company uses the fair value method to account for nonemployee stock-based compensation.

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

The effects of applying the fair value method to the results for the three months ended March 31, 2005 and 2004 are (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income (loss):
As reported	$4,270	$(9,809)
Plus: stock based compensation recognized under the intrinsic value method	55	174
Less: stock based compensation under fair value method	(1,984)	(526)

Pro forma net income (loss)	$2,341	$(10,161)

Net income (loss) per common share:
Basic, as reported	$0.13	$(0.40)
Basic, pro forma	$0.07	$(0.42)
Diluted, as reported	$0.13	$(0.40)
Diluted, pro forma	$0.07	$(0.42)

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

     The weighted-average fair value per share was $18.18 and $12.16 for stock options granted in the three months ended March 31, 2005 and 2004, respectively. The assumptions used to develop the estimated fair value of the options granted utilizing the Black-Scholes pricing model are:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.8%	2.8%
Expected stock price volatility	61%	85%
Expected option term until exercise (years)	4	5
Expected dividend yield	0%	0%

     Recently Issued Accounting Standards

     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative.

     SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

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

     We are still evaluating which method we will adopt on January 1, 2006.

3. NET INCOME (LOSS) PER COMMON SHARE

     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2004, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options, warrants and convertible notes outstanding during the periods presented.

     A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share follows:

	Three Months Ended March 31,
	2005	2004
Basic	31,804,784	24,349,920
Effect of dilutive securities:
Stock options	1,231,071	—

Diluted	33,035,855	24,349,920

     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 784,967 and 2,035,537 for the three months ended March 31, 2005 and 2004, respectively.

4. LICENSE AGREEMENTS AND PRODUCT RIGHTS

Thalidomide

     In 2001, the Company licensed rights relating to the development and commercial use of thalidomide from Celgene Corporation and separately entered into an exclusive supply agreement for thalidomide with Celgene UK Manufacturing II Limited (formerly known as “Penn T Limited”), or CUK. Under the agreements, as amended in December 2004, the territory licensed from Celgene is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China (except Hong Kong).The Company pays (i) Celgene a royalty/license fee of 8% on the Company’s net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of the Company’s net sales of thalidomide under the terms of the product supply agreement. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of the Company’s first regulatory approval for thalidomide in the United Kingdom. In October of 2004, Celgene acquired CUK.

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

     The Company has also committed to provide funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company will pay Celgene $4.7 million for all of 2005 and $2.7 million in each of 2006 and 2007.

Vidaza®

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

Refludan®

     In May 2002, the Company entered into agreements to acquire the exclusive right to market and distribute Refludan in all countries outside the U.S. and Canada. These agreements, as amended in August 2003, transferred all marketing authorizations and product registrations for Refludan in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $10 million to date and is obligated to make three additional fixed payments to Schering, payable in quarterly installments of $1 million through the end of 2005. The value of the total cash payments made and the present value of future payments is $12.2 million, which was capitalized to product rights and is being amortized over the 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. The Company pays a royalty of 14% of net sales of Refludan until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

Innohep®

     In June 2002, the Company entered into a 10 year agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep in the United States. On the closing date the Company paid $5 million for the license, which was capitalized as product rights and is being amortized over a 10 year period in which the Company expects to generate significant revenues. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. Furthermore, the agreement contains a minimum net sales clause that is effective for two consecutive two-year periods. If the company does not achieve these minimum sales levels for two consecutive years, it has the right to pay LEO Pharma additional royalties up to the amount LEO Pharma would have received had the company achieved these net sales levels. If the company opts not to make the additional royalty payment, LEO Pharma has the right to terminate the license agreement. The second of the two-year terms will conclude on December 31, 2006.

     The cost value and accumulated amortization associated with Thalidomide, Innohep and Refludan are as follows (in thousands):

	As of March 31, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Thalidomide	$96,322	$(4,174)	$97,242	$(2,509)
Refludan	12,208	(2,549)	12,208	(2,213)
Innohep	5,000	(1,375)	5,000	(1,250)

Total product rights	$113,530	$(8,098)	$114,450	$(5,972)

5. INVENTORIES

     Inventories at March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$1,377	$351
Finished goods	3,354	3,337

Total inventories	$4,731	$3,688

6. OTHER COMPREHENSIVE INCOME (LOSS)

     Total comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income (loss)	$4,270	$(9,809)
Other comprehensive income (loss):
Foreign currency translation	(2,427)	(1,023)
Unrealized loss on available for sale securities	(48)	(169)

Comprehensive income (loss)	$1,795	$(11,001)

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.

7. INCOME TAXES

     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three months ended March 31, 2005 and 2004 resulted primarily from taxable income generated in certain foreign jurisdictions.

8. GEOGRAPHIC INFORMATION

     Domestic and foreign financial information for the three months ended March 31, 2005 and 2004 was (in thousands):

		Three Months Ended March 31,
		2005	2004
United States	Net sales	$28,915	$1,657
Foreign entities	Net sales	22,822	14,064
Total	Net sales	$51,737	$15,721

United States	Operating income (loss)	$4,688	$(7,477)
Foreign entities	Operating income (loss)	720	(1,337)
Total	Operating income (loss)	$5,408	$(8,814)

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.

FORWARD-LOOKING STATEMENTS

     All statements, trend analysis and other information contained in this Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below. As a result, you should not place undue reliance on these forward-looking statements. We undertake nor revise these forward-looking statements to reflect future events or developments.

Overview

     We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to four products. Thalidomide Pharmion 50mgtm is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization from the European Agency for the Evaluation of Medicinal Products, or EMEA. In May 2004, Vidaza®, was approved for marketing in the U.S. and we commenced sales of the product in July 2004. We have filed for approval to market Vidaza in Europe and Australia and these submissions are under review by the respective regulatory authorities. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets. With our combination of regulatory, development and commercial capabilities, we intend to continue to build a balanced portfolio of approved and pipeline products targeting the hematology and oncology markets.

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

Long-Lived Assets

     Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value.

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

Recently Issued Accounting Standards

Accounting for Stock-Based Compensation

     On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

     SFAS No. 123(R) must be adopted no later than the beginning of the first fiscal year after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on January 1, 2006.

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

     We are still evaluating which method we will adopt on January 1, 2006.

Results of Operations

     Comparison of the Company’s Results for the Three Months Ended March 31, 2005 and 2004.

     Net sales. Net sales totaled $51.7 million for the three months ended March 31, 2005 as compared to $15.7 million for the three months ended March 31, 2004. Net sales included $28.9 million and $1.7 million in the U.S. and $22.8 million and $14.0 million in Europe and other countries for the three months ended March 31, 2005 and 2004, respectively. The primary reason for the net sales growth is due to the commercial launch of Vidaza in the U.S. on July 1, 2004, which resulted in net sales of $27.5 million for the three months ended March 31, 2005. The growth has also resulted from an increase in thalidomide sales, which totaled $20.3 million for the three months ended March 31, 2005, as compared to $12.6 million for the quarter ended March 31, 2004. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003 following our acquisition of Gophar S.A.S., the parent company of Laphal Développement. In July 2003, we began selling thalidomide on a compassionate use or named patient basis in additional countries in Europe and other international markets. The growth in thalidomide sales in the first quarter of 2005 is due both to increased volume of product sold as well as an increase in the average selling price of thalidomide in certain markets.

     Cost of sales. Cost of sales for the three months ended March 31, 2005 totaled $13.9 million compared to $6.3 million for the three months ended March 31, 2004. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the three months ended March 31, 2005 was 73% as compared to 60% for the comparable period in 2004. The increase is due primarily to the U.S. launch of Vidaza in July 2004, as the gross margin on Vidaza is higher than that of our other products. Additionally, we experienced improved gross margins on thalidomide sales as a result of the restructuring of our license and supply agreements in the fourth quarter of 2004. We expect the gross margin for our products will remain in the 70% range for the foreseeable future.

     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $9.5 million for the three months ended March 31, 2005 as compared to $6.6 million for the three months ended March 31, 2004, an increase of $2.9 million. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. The increase was primarily due to a $2.5 million increase in clinical study costs related to ongoing survival and alternative dosing studies for Vidaza and further development studies for thalidomide. Additionally, employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $1.1 million due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for thalidomide and Vidaza, including the U.S. and EMEA submissions of applications for marketing approval of Vidaza, commercial launch of Vidaza in the U.S., growth of compassionate use sales of thalidomide in Europe and other international markets, and initiation of clinical studies for Vidaza and thalidomide. These costs were offset by a $.7 million decrease in pre-approval clinical, manufacturing formulation development and meeting costs incurred in the first quarter of 2004 for Vidaza.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $20.7 million for the three months ended March 31, 2005 as compared to $10.9 million for the three months ended March 31, 2004. Sales and marketing expenses totaled $14.8 million for the three months ended March 31, 2005, an increase of $7.7 million over the comparable period of 2004. This increase is due to expansion of our commercial organization and sales and marketing activities in the U.S. for Vidaza and in our European and other international markets to support the significant growth of thalidomide sales. Field sales and sales management expenses in the U.S. increased by $2.9 million in the first quarter of 2005 due to the expansion of our sales force organization to support the launch of Vidaza on July 1, 2004. We increased our U.S. field-based organization from approximately 30 employees in the first quarter of 2004 to approximately 75 employees in the first quarter of 2005. European and international field sales and sales management expenses increased by $1.7 million in the first quarter of 2005 due to increased selling activities to support the increased sales growth of thalidomide. Marketing expenses increased by $3.1 million in the first quarter of 2005 due primarily to the U.S. launch of Vidaza and increased activities to support the growth of thalidomide in Europe and other international markets.

     General and administrative expenses totaled $5.9 million for the three months ended March 31, 2005 as compared to $3.8 million for the three months ended March 31, 2004. Of the $2.1 million increase, $1.4 million of it is due to increased costs to support the commercial growth of our Company as well as higher costs associated with becoming a public company following our initial public offering, completed in November 2003, including increased legal expenses, accounting fees and consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we incurred $.7 million of costs associated with the pending relocation of one of our international offices in the first quarter of 2005.

     Product rights amortization. Product rights amortization totaled $2.2 million for the three months ended March 31, 2005 as compared to $0.7 million for the three months ended March 31, 2004. The increase in the first quarter of 2005 is due to the restructuring of our thalidomide license and supply agreements in the fourth quarter of 2004 which resulted in a $1.5 million increase in amortization expense.

     Interest and other income (expense), net. Interest and other income (expense), net, totaled $1.8 million for the three months ended March 31, 2005, an increase of $1.9 million over the first quarter of 2004. The increase is due to increased interest income as a result of higher balances of cash, cash equivalents and short-term investments resulting from the equity offering completed in July 2004. In addition, in March 2004, $14 million of 6% convertible notes, originally issued in April 2003, were converted into shares of our common stock, thereby eliminating the interest expense associated with these notes. There was no interest expense associated with these notes for the first quarter of 2005 versus two months of this interest expense for the same quarter in 2004.

     Income tax expense. Income tax expense totaled $2.9 million for the three months ended March 31, 2005 as compared to $.9 million for the three months ended March 31, 2004. The provision for income taxes recorded for the first quarter of 2005 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense is due primarily to an increase in taxable income in certain foreign countries in which we do business.

Liquidity and Capital Resources

     Since our inception, we have incurred significant losses and as of March 31, 2005, we had an accumulated deficit of $133.8 million. We achieved profitability on a quarterly basis for the first time in the fourth quarter of 2004 and again for the the first quarter of 2005; however, we have yet to achieve profitability on a full year basis. We expect that our clinical, development and regulatory and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to sustain profitability. To date, our operations have been funded primarily with proceeds from the sale of equity and the issuance of convertible notes. Net proceeds from our stock sales in 2000 through 2002 totaled $125.0 million and the issuance of convertible notes in 2003 provided net proceeds of $14.0 million. On November 12, 2003, we completed our initial public offering. We sold 6,000,000 shares of our common stock in the offering at a price of $14.00 per share. We received net proceeds from the offering of approximately $76.2 million. On March 1, 2004, the convertible notes and accrued interest thereon were converted into 1,342,170 shares of common stock. On July 7, 2004, we completed a public offering of our common stock, in which we sold 5,290,000 shares of common stock in the offering at a price to the public of $48.00 per share. We received net proceeds from the offering of approximately $238.0 million.

     Cash, cash equivalents and short-term investments decreased from $245.5 million at December 31, 2004 to $244.5 million at March 31, 2005. This $1.0 million decrease is due to the net effect of $7.5 million of cash generated from operations less $8.5 million in cash used primarily for payments due for prior years’ product and Company acquisitions, as well as capital expenditures.

     We expect to incur increases in our total operating expenses in future periods to support the commercialization and clinical development programs of our current products. We believe, however, that our cash, cash equivalents and short term investments on hand at March 31, 2005 and the cash generated from expected product sales will be adequate to fund our operations for at least the next 12 months. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities in generating product sales, the cost of clinical studies and other actions needed to obtain regulatory approval or expanded approved indications of our existing products, and the timing and cost of any future acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Our failure to raise capital when needed could adversely impact our growth plans and financial condition. Additional equity financing may be dilutive to the holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations

     Commitments. The following table summarizes our long-term commitments as of March 31, 2005, including commitments pursuant to debt agreements, product licensing agreements and lease obligations (amounts in thousands).

					More
		Less than		4-5	than
Contractual obligations	Total	1 Year	1-3 Years	Years	5 Years
Operating leases	$10,831	$3,176	$6,628	$1,027	$—
Inventory purchase commitments	10,146	10,146	—	—	—
Clinical development funding	8,834	4,167	4,667	—	—
Product and company acquisition payments	8,166	8,166	—	—	—
Product royalty payments	6,477	3,459	3,018	—	—
Long-term debt obligations	462	372	90	—	—

Total — fixed contractual obligations	$44,916	$29,486	$14,403	$1,027	$—

     Operating leases. Our commitment for operating leases relates to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2010.

     Clinical development funding. We have entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we will pay Celgene $4.7 million in 2005 and $2.65 million in each of 2005 and 2006.

     Product and company acquisition payments. We have future payment obligations associated with our acquisition of Laphal and our licensing of Refludan. Certain of these payments are fixed and determinable while the timing and amount of others are contingent upon future events such as achieving revenue milestones. Under the terms of our agreements with Schering relating to the licensing of Refludan, we agreed to make an aggregate of $10.0 million of fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005 for our license of Refludan and a royalty of 14% of our net sales of Refludan commencing in January 2004 and up to $7.5 million of contingent payments described below. In the fourth quarter of 2004, we achieved the first cumulative sales milestone related to our acquisition of Laphal. Accordingly, we paid in the first quarter of 2005 a total of €4.0 million (approximately $5.4 million) to the former shareholders of the parent company of Laphal. Furthermore, the second and final cumulative sales milestone was achieved in the first quarter of 2005 and an additional payment of €4.0 million will be paid in the second quarter of 2005.

     Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire the earlier of 2006 or the date we obtain regulatory approval to market thalidomide in the E.U. The amounts reflected in the summary above represent the minimum amounts due under these agreements. In addition, our Innohep license agreement with LEO Pharma, requires annual minimum royalty payments through 2006.

     Inventory purchase commitments. The contractual summary above includes contractual obligations related to our product supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.

     Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, in addition to the $10 million of fixed payments required, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved. The terms of our Innohep agreement with LEO Pharma provide for additional royalties due in the event that the quarterly royalties paid to them do not meet minimum royalty targets for 2007 to 2012. These targets are calculated based on sales forecasts that will be determined in the future. The terms of our agreement with LEO Pharma also provide that we will pay additional royalties if the net sales forecasts defined in the agreement are not achieved for any two consecutive years. If we elect not to pay those additional royalties, LEO Pharma has the right to terminate the license agreement.

Factors Affecting Our Business Conditions

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.

Risks Related to Our Business

We have a history of net losses, and may not maintain profitability in the future.

     We have incurred annual net losses since our inception, including a net loss of $17.5 million on an annual basis for the fiscal year ended December 31, 2004. As of March 31, 2005, we had an accumulated deficit of $133.8 million. In April 2005, we announced that the first quarter of 2005 was our second consecutive profitable quarter. However, we expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. Furthermore, our expenditures could increase significantly if we acquire additional products or product candidates. Accordingly, we may need to generate greater revenues to maintain profitability. If we fail to maintain profitability on a continuous basis within the time frame expected by investors or securities analysts, or if we fail to achieve the level of profitability expected by investors or securities analysts, the market price of our common stock may decline.

Our business is largely dependent on the commercial success of Vidaza. If we are unable to successfully commercialize Vidaza we may be unable to continue our operations as planned.

     The success of our business is largely dependent on the commercial success of Vidaza. Although initial sales of Vidaza since we launched the product last year are encouraging, Vidaza is new to the market and we do not have substantial data on the use of the product by physicians and patients. As a consequence, we cannot make assurances that Vidaza will gain widespread acceptance from members of the medical community or that the initial acceptance of Vidaza we have observed thus far will be maintained. Acceptance will be a function of its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS. Moreover, the FDA is currently considering for approval new therapeutics for treating MDS that have been under development by our competitors. Even if Vidaza does achieve market acceptance, we may not be able to maintain that market acceptance over time if these new products are introduced and are more favorably received than Vidaza or render Vidaza obsolete.

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

Failure to achieve our revenue targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities.

     We may need to generate greater revenues to maintain profitability on an annual basis. The product development, including clinical trials, manufacturing development and regulatory approvals of Vidaza and thalidomide, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.

     We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and marketable securities as of March 31, 2005 will be sufficient to fund our operations through at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.

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

     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting policies. A change in those accounting principles or interpretations could have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced or adopted. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised. In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123 to require the recognition of employee stock options as compensation based on their fair value at the time of grant (with limited exceptions). These new rules, which must be adopted by the beginning of the first fiscal year after June 15, 2005, will require us, commencing on January 1, 2006, to change our accounting policy and record an expense for our stock-based compensation plans using the fair value method, and will result in additional accounting charges as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Standards.

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

     Physicians may prescribe drugs for uses that are not described in the product’s labeling for uses that differ from those tested in clinical studies and approved by the FDA or similar regulatory authorities in other countries. These “off-label” uses are common across medical specialties and may constitute the best treatment for many patients in varied circumstances. Regulatory authorities generally do not regulate the behavior of physicians in their choice of treatments. Regulatory authorities do, however, restrict communications on the subject of off-label use. Companies cannot actively promote approved drugs for off-label uses, but in some countries outside of the E.U., including the U.S., they may disseminate to physicians articles published in peer-reviewed journals, like “The New England Journal of Medicine” and “The Lancet,” that discuss off-label uses of approved products. To the extent allowed, we may disseminate peer-reviewed articles on our products to our physician customers. We believe our promotional activities are currently in compliance with the regulations and guidelines of the various regulatory authorities. If, however, our promotional activities fail to comply with these regulations or guidelines, we may be subject to warnings from, or enforcement action by, these authorities. Furthermore, if the discussion of off-label use in peer-reviewed journals or the dissemination of these articles is prohibited, it may harm demand for our products.

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

Our stock price has been and may continue to be volatile and your investment in our common stock could suffer a decline in value

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

     We are exposed to movements in foreign exchange rates against the U.S. dollar for inter-company trading transactions and the translation of net assets and earnings of non-U.S. subsidiaries. Our primary operating currencies are the U.S. dollar, Great Britain pound sterling, euro, and Swiss franc. We have not undertaken any foreign currency hedges through the use of forward foreign exchange contracts or options. Foreign currency exposures have been managed solely through managing the currency denomination of our cash balances.

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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     On March 30, 2005 we filed suit against Casso Pharmaceuticals for infringement of European Patent EP 0 688 211, in connection with Casso’s sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in Greece. Similarly, on April 11, 2005 we filed suit under the same patent against IPC-Nordic in Denmark for selling the same thalidomide product for the same disorders.

     We are the exclusive sub-licensee under EP 0 688 211 throughout Europe, pursuant to an agreement with Celgene Corporation. Celgene is the worldwide exclusive licensee under this patent pursuant to an agreement with the patentee, Children’s Medical Center Corporation. Celgene and Children’s Medical Center Corporation are co-plaintiffs to the proceedings in Greece, while Pharmion is the sole plaintiff in Denmark. We are seeking injunctive relief that prevents the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in Greece and Denmark respectively, and damages against the defendants. We do not expect decisions on the merits to be rendered in the various proceedings until late 2005 at the earliest in Greece and not before 2006 in Denmark.

     Except for the litigation described above, we are not engaged in any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

10.31+	Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

+	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMION CORPORATION
By:	/s/ Patrick J. Mahaffy
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2005

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2005

INDEX

Exhibit No.	Description
10.31+	Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

+	Confidential treatment has been requested with respect to portions of this exhibit. Omitted portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.