Form 10-Q
period 2005-06-30
PHARMION CORP
filed 2005-08-08
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
(720) 564-9100
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of August 5, 2005, there were 31,833,316 shares of the Registrant’s Common Stock outstanding.

PHARMION CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,169	$119,658
Short-term investments	173,098	125,885
Accounts receivable, net of allowances of $3,013 and $2,210, respectively	32,776	35,193
Inventories	5,900	3,688
Other current assets	4,366	4,396

Total current assets	270,309	288,820
Product rights, net	109,154	108,478
Goodwill	13,162	9,426
Property and equipment, net	6,911	4,284
Other assets	192	223

Total assets	$399,728	$411,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,101	$9,891
Accrued liabilities	33,555	45,563

Total current liabilities	40,656	55,454
Deferred tax liability	3,189	3,606
Other long-term liabilities	992	218

Total liabilities	44,837	59,278

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 31,831,904 and 31,780,715 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	32	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	482,701	482,661
Deferred compensation	(369)	(680)
Other comprehensive income	800	8,036
Accumulated deficit	(128,273)	(138,096)

Total stockholders’ equity	354,891	351,953

Total liabilities and stockholders’ equity	$399,728	$411,231

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended,
	June 30,		June, 30
	2005	2004	2005	2004
Net sales	$56,257	$20,396	$107,994	$36,116
Operating expenses:
Cost of sales, including royalties of $10,927 and $5,134 for the three months ended June 30, 2005 and 2004, respectively; and royalties of $21,035 and $9,715 for the six months ended June 30, 2005 and 2004, respectively	15,120	7,453	29,067	13,762
Clinical, development and regulatory	9,800	7,180	19,263	13,733
Selling, general and administrative	22,618	13,268	43,298	24,216
Product rights amortization	2,227	716	4,466	1,440

Total operating expenses	49,765	28,617	96,094	53,151

Operating income (loss)	6,492	(8,221)	11,900	(17,035)
Interest and other income (expense), net	1,215	(117)	2,994	(190)

Income (loss) before taxes	7,707	(8,338)	14,894	(17,225)
Income tax expense	2,153	1,645	5,071	2,567

Net income (loss)	$5,554	$(9,983)	$9,823	$(19,792)

Net income (loss) per common share:
Basic	$0.17	$(0.39)	$0.31	$(0.80)

Diluted	$0.17	$(0.39)	$0.30	$(0.80)

Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	31,822,267	25,292,801	31,813,574	24,821,361

Diluted	32,856,145	25,292,801	32,945,504	24,821,361

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Operating activities
Net income (loss)	$9,823	$(19,792)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,678	2,416
Compensation expense related to stock option issuance	108	295
Other	82	147
Changes in operating assets and liabilities:
Accounts receivable, net	1	(7,699)
Inventories	(2,738)	204
Other current assets	(335)	(292)
Other long-term assets	21	314
Accounts payable	(2,306)	1,345
Accrued liabilities	(3,494)	4,451

Net cash provided by (used in) operating activities	6,840	(18,611)
Investing activities
Purchases of property and equipment	(4,148)	(700)
Addition to product rights	(5,000)	—
Payments for acquisition of business	(10,072)	(19)
Purchase of available-for-sale investments	(111,996)	(50,586)
Sale and maturity of available-for-sale investments	64,732	3,179

Net cash used in investing activities	(66,484)	(48,126)
Financing activities
Proceeds from exercise of common stock options	243	87
Payment of debt obligations	(2,108)	(1,946)

Net cash used in financing activities	(1,865)	(1,859)
Effect of exchange rate changes on cash and cash equivalents	(3,980)	(269)

Net decrease in cash and cash equivalents	(65,489)	(68,865)
Cash and cash equivalents at beginning of period	119,658	88,542

Cash and cash equivalents at end of period	$54,169	$19,677

Noncash items
Financed addition to product rights	1,870	—
Conversion of debt and accrued interest to common stock	—	14,161
The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF BUSINESS
     Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both late-stage development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up-front and scheduled future cash payments. To date, the Company has acquired the distribution and marketing rights to four products, three of which are approved for marketing and the fourth is being sold on a compassionate use or named patient basis while the Company pursues marketing approval. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.
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
     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2005 and results of operations and cash flows for the three and six months ended June 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period or for any other future year.
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

     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income resulting from cash and cash equivalent holdings was $3.0 million and $.3 million for the six months ended June 30, 2005 and 2004, respectively.
     The Company has entered into domestic and international standby letters of credit to guarantee both current and future commitments of office lease agreements. The aggregate amount outstanding under the letters of credit was approximately $1.8 million at June 30, 2005 and is secured by restricted cash held in U.S. cash accounts.
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
     In addition to the goodwill that was initially created as a result of the 2003 business acquisition, the agreement included contingent payments based on cumulative sales milestones. The final cumulative sales milestone was achieved in the first quarter of 2005 which resulted in an additional $5.1 million being added to goodwill.
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

     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. In the six months ended June 30, 2005 and 2004, revenues generated from the Company’s three largest customers in the U.S. totaled approximately 46% and 11%, respectively, of consolidated net revenues. Additionally, the three largest U.S. customers each totaled approximately 15% and 4% of consolidated net revenues for the period ended June 30, 2005 and 2004, respectively. Revenues generated from international customers were individually less than 5% of consolidated net revenues.
     Accounting for Stock-Based Compensation
     At June 30, 2005, the Company had two stock option plans. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations. Under this method, when the exercise price is less than the market price for the underlying stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company uses the fair value method to account for nonemployee stock-based compensation.
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
The effects of applying the fair value method to the results for the three and six months ended June 30, 2005 and 2004 are (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$5,554	$(9,983)	$9,823	$(19,792)
Plus: stock based compensation recognized under the intrinsic value method	52	121	108	295
Less: stock based compensation under fair value method	(1,891)	(595)	(3,872)	(1,086)

Pro forma net income (loss)	$3,715	$(10,457)	$6,059	$(20,583)

Net income (loss) per common share:
Basic, as reported	$0.17	$(0.39)	$0.31	$(0.80)
Basic, pro forma	$0.12	$(0.41)	$0.19	$(0.83)
Diluted, as reported	$0.17	$(0.39)	$0.30	$(0.80)
Diluted, pro forma	$0.11	$(0.41)	$0.18	$(0.83)
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
     The weighted-average fair value per share was $15.92 and $17.84 for stock options granted in the six months ended June 30, 2005 and 2004, respectively. The assumptions used to develop the estimated fair value of the options granted utilizing the Black-Scholes pricing model are:

	Six Months Ended June 30,
	2005	2004
Risk-free interest rate	3.8%	2.8%
Expected stock price volatility	58%	85%
Expected option term until exercise (years)	4	5
Expected dividend yield	0%	0%

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
3. NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2004, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options, warrants and convertible notes outstanding during the periods presented.
     A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Basic	31,822,267	25,292,801	31,813,574	24,821,361
Effect of dilutive securities:
Stock options	1,033,878	—	1,131,930	—

Diluted	32,856,145	25,292,801	32,945,504	24,821,361

     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 1,048,356 and 1,970,632 for the three months ended June 30, 2005 and 2004, respectively, and 921,929 and 2,003,084 for the six months ended June 30, 2005 and 2004, respectively.
4. LICENSE AGREEMENTS AND PRODUCT RIGHTS
Thalidomide
     In 2001, the Company licensed rights relating to the development and commercial use of thalidomide from Celgene Corporation and separately entered into an exclusive supply agreement for thalidomide with Celgene UK Manufacturing II Limited (formerly known as “Penn T Limited”), or CUK. Under the agreements, as amended in December 2004, the territory licensed from Celgene is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China. The Company pays (i) Celgene a royalty/license fee of 8% on the Company’s net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of the Company’s net sales of thalidomide under the terms of the product supply agreement. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of the Company’s first regulatory approval for thalidomide in the United Kingdom. In October of 2004, Celgene acquired CUK.
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

     The cost value and accumulated amortization associated with Thalidomide, Innohep and Refludan are as follows (in thousands):

	As of June 30, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Thalidomide	$102,118	$(5,785)	$97,242	$(2,509)
Refludan	12,208	(2,887)	12,208	(2,213)
Innohep	5,000	(1,500)	5,000	(1,250)

Total product rights	$119,326	$(10,172)	$114,450	$(5,972)

5. INVENTORIES
     Inventories at June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$1,572	$351
Finished goods	4,328	3,337

Total inventories	$5,900	$3,688

6. OTHER COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$5,554	$(9,983)	$9,823	$(19,792)
Other comprehensive income (loss):
Foreign currency translation (loss)	(4,863)	(201)	(7,291)	(1,224)
Unrealized gain (loss) on available for sale securities	103	(75)	55	(245)

Comprehensive income (loss)	$794	$(10,259)	$2,587	$(21,261)

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
7. INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three and six months ended June 30, 2005 and 2004 resulted primarily from taxable income generated in certain foreign jurisdictions.
8. GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three months ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004 was (in thousands):

	Three Months Ended June 30		Six Months Ended June 30,
	2005	2004	2005	2004
United States net sales	$32,066	$2,582	$60,981	$4,239
Foreign entities net sales	24,191	17,814	47,013	31,877

Total net sales	$56,257	$20,396	$107,994	$36,116

United States operating income (loss)	$4,294	$(9,648)	$8,981	$(17,125)
Foreign entities operating income	2,198	1,427	2,919	90

Total operating income (loss)	$6,492	$(8,221)	$11,900	$(17,035)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document.
FORWARD-LOOKING STATEMENTS
     All statements, trend analysis and other information contained in this Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and the factors set forth under “Factors Affecting our Business Conditions” below. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect future events or developments.
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
Critical Accounting Policies
Revenue Recognition
     We sell our products to wholesale distributors and directly to hospitals, clinics and retail pharmacies. Revenue from product sales is recognized when ownership of the product is transferred to our customer, the sales price is fixed and determinable and collectibility is reasonably assured. Within the U.S. and certain foreign countries revenue is recognized upon shipment (freight on board shipping point) since title passes and the customers have assumed the risks and rewards of ownership. In certain other foreign countries it is common practice that ownership transfers upon receiving the product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title effectively transfers.
     We report revenue net of allowances for distributor chargebacks, product returns, rebates, and prompt-pay discounts. Significant estimates are required in determining such allowances and are based on historical data, industry information and information from customers. If actual results are different from our estimates, we adjust the allowances in the period the difference becomes apparent.
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

Results of Operations
     Comparison of the Company’s Results for the Three Months Ended June 30, 2005 and 2004.
     Net sales. Net sales totaled $56.3 million for the three months ended June 30, 2005 as compared to $20.4 million for the three months ended June 30, 2004. Net sales included $32.1 million and $2.6 million in the U.S. and $24.2 million and $17.8 million in Europe and other countries for the three months ended June 30, 2005 and 2004, respectively. The primary reason for the net sales increase is due to the commercial launch of Vidaza in the U.S. on July 1, 2004, which resulted in net sales of $31.5 million for the three months ended June 30, 2005. The increase is also attributable to an increase in thalidomide sales, which totaled $21.4 million for the three months ended June 30, 2005, as compared to $15.3 million for the quarter ended June 30, 2004. The growth in thalidomide sales in the second quarter of 2005 is due to increased volume, resulting from greater demand on a compassionate and named patient basis.
     Cost of sales. Cost of sales for the three months ended June 30, 2005 totaled $15.1 million compared to $7.5 million for the three months ended June 30, 2004. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the three months ended June 30, 2005 was 73% as compared to 63% for the comparable period in 2004. The increase is due in part to the U.S. launch of Vidaza in July 2004, as the gross margin on Vidaza is higher than that of our other products. Additionally, we experienced improved gross margins on thalidomide sales as a result of the restructuring of our license and supply agreements in the fourth quarter of 2004. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $9.8 million for the three months ended June 30, 2005 as compared to $7.2 million for the three months ended June 30, 2004, an increase of $2.6 million. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. The increase was primarily due to a $2.2 million increase in clinical study costs related to ongoing survival and alternative dosing studies for Vidaza and further development studies for thalidomide. Additionally, employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $1.2 million due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for thalidomide and Vidaza including commercial launch of Vidaza in the U.S., growth of compassionate use sales of thalidomide in Europe and other international markets, and initiation of clinical studies for Vidaza and thalidomide. These costs were partially offset by a $.8 million decrease in pre-approval clinical manufacturing formulation development, professional fees and meeting costs incurred in 2004 for Vidaza.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $22.6 million for the three months ended June 30, 2005 as compared to $13.3 million for the three months ended June 30, 2004. Sales and marketing expenses totaled $15.2 million for the three months ended June 30, 2005, an increase of $6.1 million over the comparable period of 2004. This increase is due to expansion of our commercial organization and sales and marketing activities in the U.S. for Vidaza and in our European and other international markets to support the significant growth of thalidomide sales. Field sales and sales management expenses in the U.S. increased by $2.7 million in the second quarter of 2005 due to the expansion of our sales force organization to support Vidaza sales, which was launched on July 1, 2004. We increased our U.S. field-based organization from approximately 30 employees at the beginning of the second quarter of 2004 to approximately 75 employees in the second quarter of 2005. European and international field sales and sales management expenses increased by $1.5 million in the second quarter of 2005 due to increased selling activities to support the increased sales growth of thalidomide. Marketing expenses increased by $2.0 million in the second quarter of 2005 due primarily to the U.S. launch of Vidaza and increased activities to support the growth of thalidomide in Europe and other international markets.
     General and administrative expenses totaled $7.4 million for the three months ended June 30, 2005 as compared to $4.2 million for the three months ended June 30, 2004. Of the $3.2 million increase, $1.5 million of it is due to increased costs to support the commercial growth of our Company. In addition, we incurred $1.7 million of costs associated with the relocation of one of our international offices in the second quarter of 2005.
     Product rights amortization. Product rights amortization totaled $2.2 million for the three months ended June 30, 2005 as compared to $.7 million for the three months ended June 30, 2004. The increase in the second quarter of 2005 is due to the restructuring of our thalidomide license and supply agreements in the fourth quarter of 2004 which resulted in a $1.5 million increase in amortization expense.
     Interest and other income (expense), net. Interest and other income (expense), net, totaled $1.2 million for the three months ended

June 30, 2005, an increase of $1.3 million over the second quarter of 2004. The increase is due to increased interest income as a result of higher balances of cash, cash equivalents and short-term investments resulting from the equity offering completed in July 2004.
     Income tax expense. Income tax expense totaled $2.2 million for the three months ended June 30, 2005 as compared to $1.6 million for the three months ended June 30, 2004. The provision for income taxes recorded for the second quarter of 2005 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense is due primarily to an increase in taxable income in certain foreign countries in which we do business.
     Comparison of the Company’s Results for the Six Months Ended June 30, 2005 and 2004.
     Net sales. Net sales totaled $108.0 million for the six months ended June 30, 2005 as compared to $36.1 million for the six months ended June 30, 2004. Net sales included $61.0 million and $4.2 million in the U.S. and $47.0 million and $31.9 million in Europe and other countries for the six months ended June 30, 2005 and 2004, respectively. The primary reason for the net sales growth is due to the commercial launch of Vidaza in the U.S. on July 1, 2004, which resulted in net sales of $59.0 million for the six months ended June 30, 2005. The growth also resulted from an increase in thalidomide sales, which totaled $41.7 million for the six months ended June 30, 2005, as compared to $27.9 million for the six months ended June 30, 2004. The growth in thalidomide sales for the six months ended June 30, 2005 is due to increased volume resulting from greater demand on a compassionate and named patient basis as well as being approved for marketing in Turkey and Israel in mid 2004.
     Cost of sales. Cost of sales for the six months ended June 30, 2005 totaled $29.1 million compared to $13.8 million for the six months ended June 30, 2004. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the six months ended June 30, 2005 was 73% as compared to 62% for the comparable period in 2004. The increase is due in part to the U.S. launch of Vidaza in July 2004, as the gross margin on Vidaza is higher than that of our other products. Additionally, we experienced improved gross margins on thalidomide sales as a result of the restructuring of our license and supply agreements in the fourth quarter of 2004. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $19.3 million for the six months ended June 30, 2005 as compared to $13.7 million for the six months ended June 30, 2004, an increase of $5.6 million. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. The increase was primarily due to a $4.0 million increase in clinical study costs related to ongoing survival and alternative dosing studies for Vidaza and further development studies for thalidomide. Additionally, employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $2.3 million due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for thalidomide and Vidaza, including the commercial launch of Vidaza in the U.S., growth of compassionate use sales of thalidomide in Europe and other international markets and initiation of clinical studies for Vidaza and thalidomide. These costs were offset by a $.8 million decrease in pre-approval clinical, manufacturing formulation development, professional fees and meeting costs incurred in the six months ended June 30, 2004 for Vidaza.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $43.3 million for the six months ended June 30, 2005 as compared to $24.2 million for the six months ended June 30, 2004. Sales and marketing expenses totaled $30.0 million for the six months ended June 30, 2005, an increase of $13.8 million over the comparable period of 2004. This increase is due to expansion of our commercial organization and sales and marketing activities in the U.S. for Vidaza and in our European and other international markets to support the significant growth of thalidomide sales. Field sales and sales management expenses in the U.S. increased by $5.6 million in the six month period ended June 30, 2005 due to the expansion of our sales force organization to support the launch of Vidaza on July 1, 2004. We increased our U.S. field-based organization from approximately 30 employees at the beginning of 2004 to approximately 75 employees by the end of the second quarter of 2005. European and international field sales and sales management expenses increased by $3.2 million for the six months ended June 30, 2005 due to increased selling activities to support the increased sales growth of thalidomide. Marketing expenses increased by $5.1 million for the six months ended June 30, 2005 due primarily to the U.S. launch of Vidaza and increased activities to support the growth of thalidomide in Europe and other international markets.
     General and administrative expenses totaled $13.3 million for the six months ended June 30, 2005 as compared to $8.0 million for the six months ended June 30, 2004. Of the $5.3 million increase, $2.9 million of it is due to increased costs to support the commercial growth of our Company. In addition, we incurred $2.4 million of costs associated with the relocation of one of our international offices in the first half of 2005.
     Product rights amortization. Product rights amortization totaled $4.5 million for the six months ended June 30, 2005 as compared to $1.4 million for the six months ended June 30, 2004. The increase in 2005 is due to the restructuring of our thalidomide license and supply agreements in the fourth quarter of 2004 which resulted in a $3.1 million increase in amortization expense.
     Interest and other income (expense), net. Interest and other income (expense), net, totaled $3.0 million for the six months ended June 30, 2005, an increase of $3.2 million over the six months ended June 30, 2004. The increase is due to increased interest income as a result of higher balances of cash, cash equivalents and short-term investments resulting from the equity offering completed in July 2004. In addition, in March 2004, $14 million of 6% convertible notes, originally issued in April 2003, were converted into shares of our common stock, thereby eliminating the interest expense associated with these notes.
     Income tax expense. Income tax expense totaled $5.1 million for the six months ended June 30, 2005 as compared to $2.6 million for the six months ended June 30, 2004. The provision for income taxes recorded for 2005 reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense is due primarily to an increase in taxable income in certain foreign countries in which we do business.
Liquidity and Capital Resources
     Since our inception, we have incurred significant losses and as of June 30, 2005, we had an accumulated deficit of $128.3 million. We achieved profitability on a quarterly basis for the first time in the fourth quarter of 2004 and again for the first and second quarters of 2005; however, we have yet to achieve profitability on a full year basis. We expect that our clinical, development and regulatory and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to sustain profitability. To date, our operations have been funded primarily with proceeds from the sale of equity and the issuance of convertible notes. Net proceeds from our stock sales in 2000 through 2002 totaled $125.0 million and the issuance of convertible notes in 2003 provided net proceeds of $14.0 million. On November 12, 2003, we completed our initial public offering. We sold 6,000,000 shares of our common stock in the offering at a price of $14.00 per share. We received net proceeds from the offering of approximately $76.2 million. On March 1, 2004, the convertible notes and accrued interest thereon were converted into 1,342,170 shares of common stock. On July 7, 2004, we completed a public offering of our common stock, in which we sold 5,290,000 shares of common stock in the offering at a price to the public of $48.00 per share. We received net proceeds from the offering of approximately $238.0 million.
     Cash, cash equivalents and short-term investments decreased from $245.5 million at December 31, 2004 to $227.3 million at June 30, 2005. This $18.2 million decrease is due to the net effect of $6.8 million of cash generated from operations less $25.0 million in cash used primarily for payments due for product and Company acquisitions, capital expenditures, and the effect of exchange rates on cash, cash equivalents and short-term investments.
     We expect to incur increases in our total operating expenses in future periods to support the commercialization and clinical development programs of our current products. We believe, however, that our cash, cash equivalents and short term investments on hand at June 30, 2005 and the cash generated from expected product sales will be adequate to fund our operations for at least the next 12 months. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities in generating product sales, the cost of clinical studies and other actions needed to obtain regulatory approval or expanded approved indications of our existing products, and the timing and cost of any future acquisitions. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Our failure to raise capital when needed could adversely impact our growth plans and financial condition. Additional equity financing may be dilutive to the holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.
Contractual Obligations
     Commitments. The following table summarizes our long-term commitments as of June 30, 2005, including commitments pursuant to debt agreements, product licensing agreements and lease obligations (amounts in thousands).

					More
		Less than		4-5	than
Contractual obligations	Total	1 Year	1-3 Years	Years	5 Years
Operating leases	$12,213	$3,845	$7,433	$935	$—
Clinical development funding	7,667	3,667	4,000	—	—
Inventory purchase commitments	7,550	7,550	—	—	—
Product royalty payments	5,659	3,647	2,012	—	—
Product acquisition payments	4,000	3,000	1,000	—	—
Long-term debt obligations	331	260	71	—	—

Total — fixed contractual obligations	$37,420	$21,969	$14,516	$935	$—

     Operating leases. Our commitment for operating leases relates to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2010.
     Clinical development funding. We have entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we will pay Celgene $4.7 million in 2005 and $2.67 million in each of 2006 and 2007.
     Product acquisition payments. We have future payment obligations associated with our licensing of Refludan. Certain of these payments are fixed and determinable while the timing and amount of others are contingent upon future events such as achieving revenue milestones. Under the terms of our agreements with Schering relating to the licensing of Refludan, we agreed to make an aggregate of $10.0 million of fixed payments to Schering, payable in quarterly installments of $1.0 million through the end of 2005 for our license of Refludan and a royalty of 14% of our net sales of Refludan commencing in January 2004 and up to $7.5 million of contingent payments described below. In addition, we agreed to make two $1.0 million payments due in 2006 and 2007 to a third party in connection with the settlement of a patent dispute associated with thalidomide.
     Product royalty payments. The Innohep license agreement with LEO Pharma, requires annual minimum royalty payments through 2006.
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
     We have incurred annual net losses since our inception, including a net loss of $17.5 million on an annual basis for the fiscal year ended December 31, 2004. As of June 30, 2005, we had an accumulated deficit of $128.3 million. Although we have achieved profitability for each of the past three quarters, we expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. Furthermore, our expenditures could increase significantly if we acquire additional products or product candidates. Accordingly, we may need to generate greater revenues to maintain profitability. If we fail to maintain profitability on a continuous basis within the time frame expected by investors or securities analysts, or if we fail to achieve the level of profitability expected by investors or securities analysts, the market price of our common stock may decline.
Our business is largely dependent on the commercial success of Vidaza. If we are unable to successfully commercialize Vidaza we may be unable to continue our operations as planned.
     The success of our business is largely dependent on the commercial success of Vidaza. Vidaza has been on the market in the U.S. for only one year and we do not have long-term data on the use of the product by physicians and patients. As a consequence, we cannot make assurances that Vidaza will gain widespread acceptance from members of the medical community or that the initial acceptance of Vidaza we have observed thus far will be maintained. Acceptance will be a function of its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS. Moreover, the FDA is currently considering for approval new therapeutics for treating MDS that have been under development by our competitors. Even if Vidaza does achieve market acceptance, we may not be able to maintain that market acceptance over time if these new products are introduced and are more favorably received than Vidaza or render Vidaza obsolete.
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
     Our ability to fully commercialize Thalidomide Pharmion 50mg is subject to regulatory approval by governmental authorities in Europe and our other markets, and our ability to commercialize Vidaza outside the U.S. is subject to regulatory approval by governmental authorities in Europe and elsewhere. In May 2004, we withdrew our multiple myeloma applications with the EMEA for Thalidomide Pharmion 50mg, based on the EMEA’s stated view that additional clinical data would be required before it can reach an opinion on whether or not Thalidomide Pharmion 50mg should be approved as a treatment for multiple myeloma. In July 2005, we announced the completion of the scientific advice procedure with the EMEA regarding the clinical data needed to support a marketing authorization for thalidomide in relapsed/refractory multiple myeloma. Based on this scientific advice, we plan to initiate a four arm randomized study of 400-500 patients in this indication. We expect to enroll the first patient into the study in the forth quarter of 2005 and we expect to complete the study in 2007. We intend to resubmit our application with additional clinical data from this study to support a marketing approval for the treatment of relapsed/ refractory multiple myeloma patients. We have not yet sought scientific advice related to clinical data required to support a marketing authorization for thalidomide in newly-diagnosed patients. In September 2004 the EMEA accepted for review our Marketing Authorization Application for Vidaza for the treatment of MDS based on data from the same clinical studies accepted by the FDA for approval of Vidaza in the U.S.
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
     Our operating results may vary significantly from period to period due to many factors, including the amount and timing of sales of our products, the availability and timely delivery of a sufficient supply of our products, the timing and amount of operating expenses, particularly for development activities, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement and the timing of regulatory submissions and approvals. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.
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

     The primary competition and potential competition for our products currently are:
•	Thalidomide Pharmion 50mg: Velcade(tm), from Millennium Pharmaceuticals Inc., and Revlimid(tm), from Celgene Corporation;

•	Vidaza: Thalomid® and Revlimid(tm), each from Celgene, and Dacogen(tm), from Supergen Inc., with marketing rights held by MGI Pharma, Inc., which like Vidaza, is a demethylating agent;

•	Innohep: Lovenox®, from Sanofi-Aventis, Fragmin®, from Pfizer, Inc., and Arixtra, from GlaxoSmithKline plc; and

•	Refludan: Argatroban, from GlaxoSmithKline.
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
     We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and marketable securities as of June 30, 2005 will be sufficient to fund our operations through at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.
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
     Our commercial success will depend in part on obtaining and maintaining a strong proprietary position for our products both in the U.S., Europe and elsewhere. Of our four current products, Thalidomide Pharmion 50mg and Refludan currently have patent protection under issued patents. In addition, we have one issued patent covering certain polymorphic forms of Vidaza drug substance and have received a notice of allowance from the U.S. patent and trademark office indicating that a second patent will issue in the U.S. covering methods of isolating a crystalline form of Vidaza drug substance. However, we must still rely in large part on orphan drug exclusivity, trade secrets, know-how and continuing technological innovations to protect our intellectual property and to enhance our competitive position. Even if we are granted orphan drug exclusivity, competitors are not prohibited from developing or marketing different drugs for an indication. As a result, competitors could overcome the competitive advantage gained by orphan drug exclusivity by introducing other products in the same indication. Until we are granted a marketing authorization, while we are selling Thalidomide Pharmion 50mg on a compassionate use and named patient basis, we do not have orphan drug exclusivity and we must rely on our use patent protection to prevent competitors from selling thalidomide in our markets.
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
     Some specific factors that may have a significant effect on our common stock market price include:
•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of clinical trial results or regulatory approval of new products;

•	changes in our growth rates or our competitors’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our products;

•	public concern as to the safety of our products;

•	changes in health care, drug pricing or reimbursement policies in a country where we sell our products;

•	our inability to raise additional capital;

•	conditions of the pharmaceutical industry or in the financial markets or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the pharmaceutical industry generally.
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
     We are exposed to movements in foreign exchange rates against the U.S. dollar for inter-company trading transactions and the translation of net assets and earnings of non-U.S. subsidiaries. Our primary operating currencies are the U.S. dollar, Great Britain pound sterling, euro and Swiss franc. We have not undertaken any foreign currency hedges through the use of forward foreign exchange contracts or options. Foreign currency exposures have been managed solely through managing the currency denomination of our cash balances.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures:
     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute, assurance that the design will succeed in achieving its stated goals.
Changes in Internal Controls:
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For a description of our currently outstanding legal proceedings, please see our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, which was filed with the SEC. No material developments to these matters has occurred during the period covered by this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     At our 2005 Annual Meeting of Shareholders held on June 1, 2005 (the “Annual Meeting”), our shareholders: (i) elected three Class II Directors each to serve for a term to expire in 2008 (Item No. 1); (ii) ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2005 (Item No. 2); (iii) approved an amendment to the Company’s 2000 Stock Incentive Plan to increase by 1,500,000 shares the number of shares of common stock reserved for issuance under the 2000 Stock Incentive Plan (Item No. 3); and (iv) approved an amendment to the Company’s 2001 Non-Employee Director Stock Option Plan to increase by 100,000 shares the number of shares of common stock reserved for issuance under the 2001 Non-Employee Director Stock Option Plan (Item No. 4). The tabulation of votes for each of the proposals is set forth below:
Item No. 1
     Election of three Class II Directors for a three-year term:

		Votes
Directors—Class II	Votes For	Withheld
Patrick J. Mahaffy	27,770,510	1,175,259
James Blair	25,623,678	3,322,091
Cam L. Garner	26,394,249	2,551,520
     The terms of office as directors of the Company for Judith A. Hemberger, Thorlef Spickschen, Brian Atwood, James Barrett and Edward McKinley continued after the Annual Meeting.
Item No. 2
     Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the 2005 fiscal year:

FOR	AGAINST	ABSTAIN
28,856,699	88,441	629
Item No. 3
     Approval of the proposed amendment to the Company’s 2000 Stock Incentive Plan:

FOR	AGAINST	ABSTAIN	Broker Non-Vote
13,281,032	7,801,347	18,229	7,845,161
Item No. 4
     Approval of the proposed amendment to the Company’s 2001 Non-Employee Director Stock Option Plan:

FOR	AGAINST	ABSTAIN	Broker Non-Vote
12,267,143	8,816,261	17,204	7,845,161
Item 5. Other Information
     None.
Item 6. Exhibits
10.1*	Amended and Restated 2001 Non-Employee Director Stock Option Plan

10.2*	Amended and Restated 2000 Stock Incentive Plan

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
* Management Contract or Compensatory Plan or Arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMION CORPORATION
By:	/s/ Patrick J. Mahaffy
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2005

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2005

Exhibit Index
10.1*	Amended and Restated 2001 Non-Employee Director Stock Option Plan

10.2*	Amended and Restated 2000 Stock Incentive Plan

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
* Management Contract or Compensatory Plan or Arrangement.