Form 10-Q
period 2005-09-30
PHARMION CORP
filed 2005-11-09
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number 000-50447
PHARMION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-1521333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2525 28th Street, Boulder, Colorado 80301
(Address of principal executive offices)
(720) 564-9100
(Registrant’s telephone number)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 4, 2005, there were 31,872,306 shares of the Registrant’s Common Stock outstanding.

PHARMION CORPORATION

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,531	$119,658
Short-term investments	163,717	125,885
Accounts receivable, net of allowances of $3,585 and $2,210, respectively	33,962	35,193
Inventories	8,889	3,688
Other current assets	4,142	4,396

Total current assets	283,241	288,820
Product rights, net	106,695	108,478
Goodwill	13,142	9,426
Property and equipment, net	6,773	4,284
Other assets	161	223

Total assets	$410,012	$411,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,175	$9,891
Accrued liabilities	35,878	45,563

Total current liabilities	42,053	55,454
Deferred tax liability	3,184	3,606
Other long-term liabilities	914	218

Total liabilities	46,151	59,278

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 31,865,896 and 31,780,715 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	32	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Additional paid-in capital	482,799	482,661
Deferred compensation	(286)	(680)
Other comprehensive income	761	8,036
Accumulated deficit	(119,445)	(138,096)

Total stockholders’ equity	363,861	351,953

Total liabilities and stockholders’ equity	$410,012	$411,231

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended,
	September 30,		September, 30
	2005	2004	2005	2004
Net sales	$56,805	$42,576	$164,798	$78,692
Operating expenses:
Cost of sales, including royalties of $11,017 and $9,817 for the three months ended September 30, 2005 and 2004, respectively; and royalties of $32,052 and $19,532 for the nine months ended September 30, 2005 and 2004, respectively	15,355	14,169	44,422	27,931
Clinical, development and regulatory	9,799	7,383	29,062	21,116
Selling, general and administrative	19,483	18,592	62,781	42,808
Product rights amortization	2,443	720	6,909	2,160

Total operating expenses	47,080	40,864	143,174	94,015

Operating income (loss)	9,725	1,712	21,624	(15,323)
Interest and other income, net	1,535	911	4,530	722

Income (loss) before taxes	11,260	2,623	26,154	(14,601)
Income tax expense	2,432	2,978	7,503	5,545

Net income (loss)	$8,828	$(355)	$18,651	$(20,146)

Net income (loss) per common share:
Basic	$0.28	$(0.01)	$0.59	$(0.75)

Diluted	$0.27	$(0.01)	$0.57	$(0.75)

Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	31,844,331	30,381,691	31,823,939	26,688,333

Diluted	32,868,766	30,381,691	32,919,643	26,688,333

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Operating activities
Net income (loss)	$18,651	$(20,146)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,759	3,650
Compensation expense related to stock option issuance	156	389
Other	(122)	305
Changes in operating assets and liabilities:
Accounts receivable, net	(1,299)	(23,564)
Inventories	(5,771)	1,650
Other current assets	(139)	135
Other long-term assets	52	332
Accounts payable	(3,167)	(528)
Accrued liabilities	(90)	18,416

Net cash provided by (used in) operating activities	17,030	(19,361)
Investing activities
Purchases of property and equipment	(4,721)	(996)
Payments for acquisition of business	(10,072)	(19)
Addition to product rights	(5,000)	—
Purchase of available-for-sale investments	(156,696)	(131,855)
Sale and maturity of available-for-sale investments	118,843	16,308

Net cash used in investing activities	(57,646)	(116,562)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	237,907
Proceeds from exercise of common stock options and warrants	376	7,776
Payment of debt obligations	(3,181)	(2,950)

Net cash provided by (used in) financing activities	(2,805)	242,733
Effect of exchange rate changes on cash and cash equivalents	(3,706)	(223)

Net increase (decrease) in cash and cash equivalents	(47,127)	106,587
Cash and cash equivalents at beginning of period	119,658	88,542

Cash and cash equivalents at end of period	$72,531	$195,129

Non cash items
Financed property and equipment acquisitions	—	58
Conversion of debt and accrued interest to common stock	—	14,161
Financed addition to product rights	1,870	—
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
     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2005, results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or for any other interim period or for any other future year.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates or assumptions. The significant estimates reflected in these financial statements include estimates of chargebacks from wholesale distributors, product returns and rebates, allowance for uncollectible accounts, inventory impairment and valuation of stock-based compensation.
     Revenue Recognition
     The Company sells its products to wholesale distributors and directly to hospitals, clinics and pharmacies. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured.
     Revenue is reported net of allowances for chargebacks from wholesale distributors, product returns, rebates and prompt payment discounts. Significant estimates are required for determining such allowances and are based on historical data, industry information and information from customers. If actual results are different from estimates, the Company will adjust the allowances at the time such differences become apparent.
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

     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income was $1.8 million and $.9 million for the three months ended September 30, 2005 and 2004, respectively and $4.8 million and $1.3 million for the nine months ended September 30, 2005 and 2004, respectively.
     The Company has entered into domestic and international standby letters of credit to guarantee both current and future commitments of office lease agreements. The aggregate amount outstanding under the letters of credit was approximately $1.7 million at September 30, 2005 and is secured by an equivalent amount of restricted cash held in U.S. cash accounts.
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

     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. Revenues generated from the Company’s three largest customers in the U.S. totaled 16% each for a total of 48% of consolidated net revenues for the nine months ended September 30, 2005 and 12%, 8%, and 7% for a total of 27% of consolidated net revenues for the nine months ended September 30, 2004. Revenues generated from international customers for these periods were individually less than 5% of consolidated net revenues.
     Accounting for Stock-Based Compensation
     At September 30, 2005, the Company had two stock option plans. The Company has elected to account for stock-based compensation arrangements using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and its related interpretations. Under this method, when the exercise price is less than the market price for the underlying stock on the date of grant, a non-cash charge to compensation expense is recorded ratably over the term of the option vesting period in an amount equal to the difference between the value calculated using the exercise price and the fair value. The Company uses the fair value method to account for nonemployee stock-based compensation.
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
     The effects of applying the fair value method to the results for the three and nine months ended September 30, 2005 and 2004 are (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$8,828	$(355)	$18,651	$(20,146)
Plus: stock based compensation recognized under the intrinsic value method	48	94	156	389
Less: stock based compensation under fair value method	(2,038)	(1,259)	(5,910)	(2,308)

Pro forma net income (loss)	$6,838	$(1,520)	$12,897	$(22,065)

Net income (loss) per common share:
Basic, as reported	$0.28	$(0.01)	$0.59	$(0.75)
Basic, pro forma	$0.21	$(0.05)	$0.41	$(0.83)
Diluted, as reported	$0.27	$(0.01)	$0.57	$(0.75)
Diluted, pro forma	$0.21	$(0.05)	$0.39	$(0.83)
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

     The weighted-average fair value per share was $13.45 and $19.48 for stock options granted in the nine months ended September 30, 2005 and 2004, respectively. The assumptions used to develop the estimated fair value of the options granted utilizing the Black-Scholes pricing model are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.0%	2.8%	3.9%	2.8%
Expected stock price volatility	50%	85%	54%	85%
Expected option term until exercise (years)	4	5	4	5
Expected dividend yield	0%	0%	0%	0%
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
     SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:
•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all rewards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods or (b) prior interim periods of the year of adoption.
     We are still evaluating which method we will adopt on January 1, 2006.
3. NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2004, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options, warrants and convertible notes outstanding during the periods presented.

     A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Basic	31,844,331	30,381,691	31,823,939	26,688,333
Effect of dilutive securities:
Stock options	1,024,435	—	1,095,704	—

Diluted	32,868,766	30,381,691	32,919,643	26,688,333

     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 1,006,030 and 2,229,083 for the three months ended September 30, 2005 and 2004, respectively, and 952,119 and 2,078,417 for the nine months ended September 30, 2005 and 2004, respectively.
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
Refludan®
     In May 2002, the Company entered into agreements to acquire the exclusive right to market and distribute Refludan in all countries outside the U.S. and Canada. These agreements, as amended in August 2003, transferred all marketing authorizations and product registrations for Refludan in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $12 million to date and is obligated to make one additional payment of $1 million at the end of 2005. The value of the total cash payments made and the present value of future payments is $12.2 million, which was capitalized to product rights and is being amortized over the 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. The Company pays a royalty of 14% of net sales of Refludan until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.
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
     The cost value and accumulated amortization associated with Thalidomide, Innohep and Refludan are as follows (in thousands):

	As of September 30, 2005		As of December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Thalidomide	$102,095	$(7,760)	$97,242	$(2,509)
Refludan	12,208	(3,223)	12,208	(2,213)
Innohep	5,000	(1,625)	5,000	(1,250)

Total product rights	$119,303	$(12,608)	$114,450	$(5,972)

5. INVENTORIES
     Inventories at September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials	$3,426	$351
Finished goods	5,463	3,337

Total inventories	$8,889	$3,688

6. OTHER COMPREHENSIVE INCOME (LOSS)
     Total comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$8,828	$(355)	$18,651	$(20,146)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	124	610	(7,166)	(615)
Unrealized gain (loss) on available for sale securities	(163)	167	(109)	(78)

Comprehensive income (loss)	$8,789	$422	$11,376	$(20,839)

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
7. INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three and nine months ended September 30, 2005 and 2004 resulted primarily from taxable income generated in certain foreign jurisdictions.

8. GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three and nine months ended September 30, 2005 and 2004 was (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30,
	2005	2004	2005	2004
United States net sales	$34,843	$22,496	$95,823	$26,735
Foreign entities net sales	21,962	20,080	68,975	51,957

Total net sales	$56,805	$42,576	$164,798	$78,692

United States operating income (loss)	$7,608	$290	$16,588	$(16,835)
Foreign entities operating income	2,117	1,422	5,036	1,512

Total operating income (loss)	$9,725	$1,712	$21,624	$(15,323)

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
Overview
     We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to four products. Thalidomide Pharmion 50mg™ is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization from the European Agency for the Evaluation of Medicinal Products, or EMEA. In May 2004, Vidaza®, was approved for marketing in the U.S. and we commenced sales of the product in July 2004. We have filed for approval to market Vidaza in Europe and Australia and these submissions are under review by the respective regulatory authorities. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets. With our combination of regulatory, development and commercial capabilities, we intend to continue to build a balanced portfolio of approved and pipeline products targeting the hematology and oncology markets.
Critical Accounting Policies
Revenue Recognition
     We sell our products to wholesale distributors and directly to hospitals, clinics and pharmacies. Revenue from product sales is recognized when ownership of the product is transferred to our customer, the sales price is fixed and determinable and collectibility is reasonably assured. Within the U.S. and certain foreign countries revenue is recognized upon shipment (freight on board shipping point) since title passes and the customers have assumed the risks and rewards of ownership. In certain other foreign countries it is common practice that ownership transfers upon receiving the product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title effectively transfers.
     We report revenue net of allowances for chargebacks from wholesale distributors, product returns, rebates, and prompt-pay discounts. Significant estimates are required in determining such allowances and are based on historical data, industry information and information from customers. If actual results are different from our estimates, we adjust the allowances in the period the difference becomes apparent.

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
Results of Operations
     Comparison of the Company’s Results for the Three Months Ended September 30, 2005 and 2004.
     Net sales. Net sales totaled $56.8 million for the three months ended September 30, 2005 as compared to $42.6 million for the three months ended September 30, 2004. Net sales included $34.8 million and $22.5 million in the U.S. and $22.0 million and $20.1 million in Europe and other countries for the three months ended September 30, 2005 and 2004, respectively. The primary reason for the net sales increase is due to the growth of Vidaza sales in the U.S., which increased by $12.6 million to $33.0 million for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Vidaza was launched in the U.S. on July 1, 2004. The increase is also attributable to an increase in thalidomide sales, which totaled $19.3 million for the three months ended September 30, 2005, as compared to $17.8 million for the quarter ended September 30, 2004. The factors impacting thalidomide sales vary from country to country. The growth in sales for the third quarter of 2005 as compared to the third quarter of 2004 is due to expansion into new markets, higher average selling prices in certain markets, and growth in demand. These growth drivers have been partially offset by a decline in sales in one country due to the implementation of new regulations that limit the reimbursement of drugs sold without a marketing authorization, such as thalidomide. While sales of thalidomide in 2005 have increased as compared to the same periods of 2004, sales levels have flattened on a sequential quarterly basis during the year.
     Cost of sales. Cost of sales for the three months ended September 30, 2005 totaled $15.4 million compared to $14.2 million for the three months ended September 30, 2004. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the three months ended September 30, 2005 was 73% as compared to 67% for the comparable period in 2004. The increase is due in part to the growth of Vidaza sales, as the gross margin for Vidaza is higher than that of our other products. Additionally, we experienced improved gross margins on thalidomide sales as a result of the restructuring of our license and supply agreements in the fourth quarter of 2004. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $9.8 million for the three months ended September 30, 2005 as compared to $7.4 million for the three months ended September 30, 2004, an increase of $2.4 million. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. The increase was primarily due to growth in clinical study costs related to ongoing survival and alternative dosing studies for Vidaza and further development studies for thalidomide as well as Vidaza formulation development costs.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $19.5 million for the three months ended September 30, 2005 as compared to $18.6 million for the three months ended September 30, 2004. Sales and marketing expenses totaled $13.1 million for the three months ended September 30, 2005, an increase of $.1 million over the comparable period of 2004. Field sales and sales management expenses increased by $.6 million due to expansion of our commercial organization and sales and marketing activities in the U.S. for Vidaza and in our European and other international markets to support the growth of thalidomide sales. This increase was partially offset by a decrease in marketing expenses of $.5 million due to significant marketing costs that were incurred during the commercial launch of Vidaza in the third quarter of 2004 that were not present in the comparable period of 2005.
     General and administrative expenses totaled $6.4 million for the three months ended September 30, 2005 as compared to $5.6 million for the three months ended September 30, 2004. Of the $.8 million increase, $.6 million of it is due to increased costs to support the commercial growth of our Company. In addition, we incurred $.2 million of costs associated with the relocation of one of our international offices in the third quarter of 2005.
     Product rights amortization. Product rights amortization totaled $2.4 million for the three months ended September 30, 2005 as compared to $.7 million for the three months ended September 30, 2004. The increase in the third quarter of 2005 is due to the restructuring of our thalidomide license and supply agreements in the fourth quarter of 2004 and an addition to thalidomide product rights in June 2005 which resulted in a $1.7 million increase in amortization expense.
     Interest and other income, net. Interest and other income, net, totaled $1.5 million for the three months ended September 30, 2005, an increase of $.6 million over the third quarter of 2004. The increase is due to the growth of interest income as a result of improved investment returns due to higher interest rates.
     Income tax expense. Income tax expense totaled $2.4 million for the three months ended September 30, 2005 as compared to $3.0 million for the three months ended September 30, 2004. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions.

The decrease in income tax expense is due primarily to an additional reserve recorded in the third quarter of 2004 resulting from a revision in the effective annual tax rate for certain foreign countries.
     Comparison of the Company’s Results for the Nine Months Ended September 30, 2005 and 2004.
     Net sales. Net sales totaled $164.8 million for the nine months ended September 30, 2005 as compared to $78.7 million for the nine months ended September 30, 2004. Net sales included $95.8 million and $26.7 million in the U.S. and $69.0 million and $52.0 million in Europe and other countries for the nine months ended September 30, 2005 and 2004, respectively. The primary reason for the net sales growth is due to the commercial launch of Vidaza in the U.S. on July 1, 2004, which resulted in net sales of $92.0 million for the nine months ended September 30, 2005 as compared to $20.4 million for the nine months ended September 30, 2004. The growth also resulted from an increase in thalidomide sales, which totaled $61.0 million for the nine months ended September 30, 2005, as compared to $45.7 million for the nine months ended September 30, 2004. The factors impacting thalidomide sales vary from country to country. The growth in sales for the nine months ended September 30, 2005 as compared to the same period in 2004 is due to expansion into new markets, higher average selling prices in certain markets, and growth in demand. These growth drivers have been partially offset by a decline in sales in one country due to the implementation of new regulations that limit the reimbursement of drugs sold without marketing authorization, such as thalidomide. While the sales of thalidomide in 2005 have increased as compared to the same periods of 2004, sales levels have flattened on a sequential quarterly basis during the year.
     Cost of sales. Cost of sales for the nine months ended September 30, 2005 totaled $44.4 million compared to $27.9 million for the nine months ended September 30, 2004. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. Our gross margin for the nine months ended September 30, 2005 was 73% as compared to 65% for the comparable period in 2004. The increase is due in part to the U.S. launch of Vidaza in July 2004, as the gross margin on Vidaza is higher than that of our other products. Additionally, we experienced improved gross margins on thalidomide sales as a result of the restructuring of our license and supply agreements in the fourth quarter of 2004. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Clinical, development and regulatory expenses. Clinical, development and regulatory expenses totaled $29.1 million for the nine months ended September 30, 2005 as compared to $21.1 million for the nine months ended September 30, 2004, an increase of $8.0 million. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. The increase was primarily due to a $6.3 million increase in clinical study costs related to ongoing survival and alternative dosing studies for Vidaza and further development studies for thalidomide. Additionally, employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $1.7 million due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for thalidomide and Vidaza, including the commercial launch of Vidaza in the U.S., growth of compassionate use sales of thalidomide in Europe and other international markets and initiation of clinical studies for Vidaza and thalidomide.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $62.8 million for the nine months ended September 30, 2005 as compared to $42.8 million for the nine months ended September 30, 2004. Sales and marketing expenses totaled $43.1 million for the nine months ended September 30, 2005, an increase of $13.9 million over the comparable period of 2004. This increase is due to expansion of our commercial organization and sales and marketing activities in the U.S. for Vidaza and in our European and other international markets to support the growth of thalidomide sales. Field sales and sales management expenses in the U.S. increased by $5.5 million in the nine month period ended September 30, 2005 due to the expansion of our sales force organization to support the launch of Vidaza on July 1, 2004. European and international field sales and sales management expenses increased by $3.9 million for the nine months ended September 30, 2005 due to increased selling activities to support the increased sales growth of thalidomide. Marketing expenses increased by $4.5 million for the nine months ended September 30, 2005 due primarily to the U.S. launch of Vidaza and increased activities to support the growth of thalidomide in Europe and other international markets.
     General and administrative expenses totaled $19.7 million for the nine months ended September 30, 2005 as compared to $13.6 million for the nine months ended September 30, 2004. Of the $6.1 million increase, $3.5 million of it is due to increased costs to support the commercial growth of our Company. In addition, in 2005 we incurred $2.6 million of costs associated with the relocation of one of our international offices.
     Product rights amortization. Product rights amortization totaled $6.9 million for the nine months ended September 30, 2005 as compared to $2.2 million for the nine months ended September 30, 2004. The increase in 2005 is due to the restructuring of our thalidomide license and supply agreements in the fourth quarter of 2004 and an addition to thalidomide product rights in June 2005 which resulted in a $4.7 million increase in amortization expense.

     Interest and other income, net. Interest and other income, net, totaled $4.5 million for the nine months ended September 30, 2005, an increase of $3.8 million over the nine months ended September 30, 2004. The increase is due to the growth of interest income as a result of higher balances of cash, cash equivalents and short-term investment resulting from the equity offering completed in July 2004 as well as improved investment returns resulting from higher interest rates. In addition, in March 2004, $14 million of 6% convertible notes, originally issued in April 2003, were converted into shares of our common stock, thereby eliminating the interest expense associated with these notes.
     Income tax expense. Income tax expense totaled $7.5 million for the nine months ended September 30, 2005 as compared to $5.5 million for the nine months ended September 30, 2004. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The increase in income tax expense is due primarily to an increase in taxable income in certain foreign countries in which we do business.
Liquidity and Capital Resources
     Since our inception, we have incurred significant losses and as of September 30, 2005, we had an accumulated deficit of $119.4 million. Although we achieved profitability on a quarterly basis for the first time in the fourth quarter of 2004 and have maintained profitability in the first three quarters of 2005, we expect that our clinical, development and regulatory and selling, general and administrative expenses will continue to grow and, as a result, we will need to generate significant net sales to sustain profitability. To date, our operations have been funded primarily with proceeds from the sale of equity and the issuance of convertible notes. Net proceeds from our stock sales in 2000 through 2002 totaled $125.0 million and the issuance of convertible notes in 2003 provided net proceeds of $14.0 million. On November 12, 2003, we completed our initial public offering. We sold 6,000,000 shares of our common stock in the offering at a price of $14.00 per share. We received net proceeds from the offering of approximately $76.2 million. On March 1, 2004, the convertible notes and accrued interest thereon were converted into 1,342,170 shares of common stock. On July 7, 2004, we completed a public offering of our common stock, in which we sold 5,290,000 shares of common stock in the offering at a price to the public of $48.00 per share. We received net proceeds from the offering of approximately $238.0 million.
     Cash, cash equivalents and short-term investments decreased from $245.5 million at December 31, 2004 to $236.2 million at September 30, 2005. This $9.3 million decrease is due to the net effect of $17.0 million of cash generated from operations less $26.0 million in cash used primarily for payments due for product and company acquisitions, capital expenditures, and the effect of exchange rates on cash, cash equivalents and short-term investments.
     We expect to incur increases in our total operating expenses in future periods to support the commercialization and clinical development programs of our current products. We believe, however, that our cash, cash equivalents and short term investments on hand at September 30, 2005 and the cash generated from expected product sales will be adequate to fund our operations for at least the next 12 months. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities in generating product sales, the cost of clinical studies and other actions needed to obtain regulatory approval or expanded approved indications of our existing products, and the timing and cost of any future acquisitions and product licensing. If additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities or from bank or other loans. Our failure to raise capital when needed could adversely impact our growth plans and financial condition. Additional equity financing may be dilutive to the holders of our common stock and debt financing may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Contractual Obligations
     Commitments. The following table summarizes our long-term commitments as of September 30, 2005, including commitments pursuant to debt agreements, product licensing agreements and lease obligations (amounts in thousands).

					More
		Less than		4-5	than
Contractual obligations	Total	1 Year	1-3 Years	Years	5 Years
Operating leases	$11,148	$3,670	$6,970	$508	$—
Inventory purchase commitments	8,393	8,393	—	—	—
Clinical development funding	6,500	3,167	3,333	—	—
Product royalty payments	4,842	3,836	1,006	—	—
Product acquisition payments	3,000	2,000	1,000	—	—
Long-term debt obligations	221	168	53	—	—

Total — fixed contractual obligations	$34,104	$21,234	$12,362	$508	$—

     Operating leases. Our commitment for operating leases relates to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2010.
     Clinical development funding. We have entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we will pay Celgene $4.7 million in 2005 and $2.7 million in each of 2006 and 2007.
     Product acquisition payments. We have future payment obligations associated with our licensing of Refludan. Certain of these payments are fixed and determinable while the timing and amount of others are contingent upon future events such as achieving revenue milestones. Under the terms of our agreements with Schering related to the licensing of Refludan, we have one final product acquisition payment of $1.0 million due at the end of 2005, a royalty of 14% of our net Refludan sales commencing in January 2004 and up to $7.5 million of contingent payments described below. In addition, we agreed to make two $1.0 million payments due in 2006 and 2007 to a third party in connection with the settlement of a patent dispute associated with thalidomide.
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
     Contingent product and company acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the agreements with Schering, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved. The terms of our Innohep agreement with LEO Pharma provide for additional royalties due in the event that the quarterly royalties paid to them do not meet minimum royalty targets for 2007 to 2012. These targets are calculated based on sales forecasts that will be determined in the future. The terms of our agreement with LEO Pharma also provide that we will pay additional royalties if the net sales forecasts defined in the agreement are not achieved for any two consecutive years. If we elect not to pay those additional royalties, LEO Pharma has the right to terminate the license agreement.
Factors Affecting Our Business Conditions
     In addition to the other information included in this report and other filings with the SEC, the following factors should be considered in evaluating our business and future prospects.

Risks Related to Our Business
We have a history of net losses, and may not maintain profitability in the future.
     We have incurred annual net losses since our inception, including a net loss of $17.5 million on an annual basis for the fiscal year ended December 31, 2004. As of September 30, 2005, we had an accumulated deficit of $119.4 million. Although we have achieved profitability for each of the past four quarters, we expect to make substantial expenditures to further develop and commercialize our products, including costs and expenses associated with completing clinical trials, seeking regulatory approvals and marketing of our products. Furthermore, our expenditures could increase significantly if we acquire or in-license additional products or product candidates. Accordingly, we may need to generate greater revenues to maintain profitability. If we fail to maintain profitability on a continuous basis within the time frame expected by investors or securities analysts, or if we fail to achieve the level of profitability expected by investors or securities analysts, the market price of our common stock may decline.
Our business is largely dependent on the commercial success of Vidaza. If we are unable to successfully commercialize Vidaza we may be unable to continue our operations as planned.
     The success of our business is largely dependent on the commercial success of Vidaza. Vidaza has been on the market in the U.S. for just over one year and we do not have long-term data on the use of the product by physicians and patients. As a consequence, we cannot make assurances that Vidaza will gain widespread acceptance from members of the medical community or that the initial acceptance of Vidaza we have observed thus far will be maintained. Acceptance will be a function of its continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS. Moreover, the FDA is currently considering for approval new therapeutics for treating MDS that have been under development by our competitors. Even if Vidaza does achieve market acceptance, we may not be able to maintain that market acceptance over time if these new products are introduced and are more favorably received than Vidaza or render Vidaza obsolete.
     A delay in gaining regulatory approval for Vidaza in Europe could have a material impact on our growth and could affect the price of our common stock as a result of not meeting the expectations of securities analysts and investors.
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
     Our ability to fully commercialize Thalidomide Pharmion 50mg is subject to regulatory approval by governmental authorities in Europe and our other markets, and our ability to commercialize Vidaza outside the U.S. is subject to regulatory approval by governmental authorities in Europe and elsewhere. In May 2004, we withdrew our multiple myeloma applications with the EMEA for Thalidomide Pharmion 50mg, based on the EMEA’s stated view that additional clinical data would be required before it can reach an opinion on whether or not Thalidomide Pharmion 50mg should be approved as a treatment for multiple myeloma. In July 2005, we announced the completion of the scientific advice procedure with the EMEA regarding the clinical data needed to support a marketing authorization for thalidomide in relapsed/refractory multiple myeloma. Based on this scientific advice, we plan to initiate a four arm randomized study of 400-500 patients in this indication. We expect to enroll the first patient into the study in the forth quarter of 2005 and we expect to complete the study in 2007. We intend to resubmit our application with additional clinical data from this study to support a marketing approval for the treatment of relapsed/ refractory multiple myeloma patients. We have not yet sought scientific advice related to clinical data required to support a marketing authorization for thalidomide in newly-diagnosed patients. In September 2004 the EMEA accepted for review our Marketing Authorization Application for Vidaza for the treatment of MDS based on data from the same clinical studies accepted by the FDA for approval of Vidaza in the U.S. Based on our interactions with the EMEA, we believe that we will likely be required to submit data from our ongoing survival study in order to achieve approval. Under this scenario, market authorization for the sale of Vidaza in Europe may be delayed until 2008.
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
Our failure to successfully acquire, in-license, develop and market additional product candidates or approved products would impair our ability to grow and could affect the price of our common stock.
     As part of our growth strategy, we intend to acquire, in-license, develop and market additional products and product candidates. Because we neither have, nor currently intend to establish, internal research capabilities, we are dependent upon pharmaceutical and biotechnology companies and other researchers to sell or license products to us. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates and products. To date, we have in-licensed rights to four products, and our only product acquisitions have been those associated with our acquisition of Laphal.
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
     Proposing, negotiating and implementing an economically viable acquisition and licenses is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all.
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
     We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and marketable securities as of September 30, 2005 will be sufficient to fund our operations through at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.
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
     Our commercial success will depend in part on obtaining and maintaining a strong proprietary position for our products both in the U.S., Europe and elsewhere. Of our four current products, Thalidomide Pharmion 50mg and Refludan currently have patent protection under issued patents. In addition, we have two issued patents covering certain polymorphic forms of Vidaza drug substance and methods of isolating a crystalline form of Vidaza drug substance. However, we must still rely in large part on orphan drug exclusivity, trade secrets, know-how and continuing technological innovations to protect our intellectual property and to enhance our competitive position. Even if we are granted orphan drug exclusivity, competitors are not prohibited from developing or marketing different drugs for an indication. As a result, competitors could overcome the competitive advantage gained by orphan drug exclusivity by introducing other products in the same indication. Until we are granted a marketing authorization, while we are selling Thalidomide Pharmion 50mg on a compassionate use and named patient basis, we do not have orphan drug exclusivity and we must rely on our use patent protection to prevent competitors from selling thalidomide in our markets.
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
     Some specific factors that may have a significant effect on our common stock market price include:
•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of clinical trial results or regulatory approval of new products;

•	changes in our growth rates or our competitors’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our products;

•	public concern as to the safety of our products;

•	changes in health care, drug pricing or reimbursement policies in a country where we sell our products;

•	our inability to raise additional capital;

•	our ability to grow through successful product acquisitions and in-licensing agreements;

•	conditions of the pharmaceutical industry or in the financial markets or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the pharmaceutical industry generally.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive

32.1	Officer and Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMION CORPORATION

	By:	/s/ Patrick J. Mahaffy

President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2005
PHARMION CORPORATION

	By:	/s/ Erle T. Mast

Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 9, 2005

Exhibit Index

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive

32.1	Officer and Chief Financial Officer