Form 10-K
period 2005-12-31
PHARMION CORP
filed 2006-03-16
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-50447
Pharmion Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1521333 (I.R.S. Employer Identification No.)
2525 28th Street, Suite 200, Boulder, Colorado (Address of principal executive offices)	80301 (Zip Code)
720-564-9100
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Title of Each Class
Common Stock, $.001 par value per share
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐         No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer    ☐         Accelerated filer    ☑         Non-accelerated filer    ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐         No ☑
     As of June 30, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $628,659,909 based on the closing sale price of our common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 14, 2006

Common Stock, $.001 par value per share	31,921,740 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2006 (Proxy Statement)	Part III

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

Item 1.	Business.
Overview
      We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in 22 additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to six products. With our combination of regulatory, development and commercial capabilities, we intend to continue to build a balanced portfolio of approved and pipeline products targeting the hematology and oncology markets. We had total net sales of $221.2 million in 2005, $130.2 million in 2004 and $25.5 million in 2003.
      Our current product portfolio consists of the following six products:
      Vidaza® (azacitidine for injectable suspension) — We obtained worldwide commercialization rights to Vidaza from Pharmacia & Upjohn Company, now part of Pfizer, Inc., in June 2001. In 2004, we received full approval from the U.S. Food and Drug Administration, or FDA, for the treatment for Myelodysplastic Syndromes, or MDS. Vidaza is the first approved treatment for MDS, and the first of a new class of drugs known as demethylating agents to be approved. We launched Vidaza for commercial sale in the U.S. in July 2004 and we are seeking approval to market Vidaza in Europe. We currently have an ongoing Phase III clinical trial in MDS patients examining the effect of Vidaza on the survival of 354 high risk MDS patients as compared to treatment with best supportive care with or without a chemotherapy agent. Initial data from this study is expected to be available in late 2006 or early 2007. Pending the outcome of the trial, we intend to use initial data generated in the study as the basis of a submission of a Marketing Authorization Application (MAA) to the European Agency for the Evaluation of Medicinal Products (EMEA) in 2007. In 2005, net sales of Vidaza were $125.6 million, which represented approximately 57% of our total net sales for 2005, compared to $47.1 million in 2004 (6 months only), or approximately 36% of total net sales for 2004.
      Thalidomide Pharmion 50mgtm (thalidomide) — We obtained commercialization rights to thalidomide from Celgene Corporation for all countries outside of North America and certain Asian markets. Thalidomide has become a standard of care for the treatment of relapsed and refractory multiple myeloma, a cancer of the plasma cells in the bone marrow and there is a growing body of data that demonstrates its benefit as a first-line treatment of this disease. We began selling thalidomide in Europe on a compassionate use or named patient basis under a risk management program in the third quarter of 2003 while we seek full regulatory approval for this drug in Europe and several additional countries. Thalidomide Pharmion 50mg has been approved as a treatment for relapsed and refractory multiple myeloma in Australia, New Zealand, Turkey and Israel.

Although thalidomide has become a standard of care for the treatment of relapsed and refractory multiple myeloma, these regulatory approvals represent the first, and to date, only, regulatory approvals for this indication. Pending further data review, we expect that results from the pivotal Phase III clinical trial in multiple myeloma trial that we announced in January 2006 will form the basis of an MAA submission to the EMEA for thalidomide in the first-line treatment of multiple myeloma by early 2007. In 2005, net sales of thalidomide were $79.4 million, which represented approximately 36% of our total net sales for 2005, compared to $65.3 million in 2004, or approximately 50% of total net sales for 2004, and $15.6 million in 2003, or approximately 61% of total net sales for 2003.
      Satraplatin — In December 2005, we obtained commercialization rights to satraplatin from GPC Biotech AG for Europe, Turkey, the Middle East, Australia and New Zealand. Satraplatin is the only oral platinum-based compound in advanced clinical development. Satraplatin has shown promising safety and efficacy as demonstrated by improvement in progression-free survival in a randomized study of first-line treatment of patients with hormone-refractory prostate cancer (HRPC) and is currently the subject of a Phase III registrational trial as second-line chemotherapy treatment for patients with HRPC. If the results of this pivotal Phase III trial are positive, we expect data from the trial to form the basis of a MAA in Europe that we expect to submit to the EMEA in early 2007. We are exploring, in collaboration with GPC Biotech, the efficacy of satraplatin for other indications.
      MGCD0103 — In January 2006, we obtained commercialization rights from MethylGene Inc. for MethylGene’s histone deacetylase (HDAC) inhibitors in North America, Europe, Middle East and certain other markets, including MGCD0103, MethylGene’s lead HDAC inhibitor, as well as MethylGene’s pipeline of second-generation HDAC inhibitor compounds for oncology indications. As a single agent therapy, MGCD0103 has completed one Phase I clinical trial with daily dosing in solid tumors and a second Phase I clinical trial is underway in solid tumors. Two Phase I clinical trials are ongoing in hematological cancers. A Phase I/ II combination trial with our DNA methylation inhibitor Vidaza was initiated in November 2005 and enrollment is under way at major cancer centers in the United States. Additional combination Phase I/ II and monotherapy Phase II trials are expected to begin in 2006.
      Our licensing agreement with MethylGene for their oncology HDAC inhibitor program represents our growing commitment to the development of drugs for the epigenetic control of cancer. Both Vidaza, a demethylating agent and MGCD0103, an HDAC inhibitor, demonstrate specific effects on the regulation of gene expression. DNA methylation and histone deacetylation are two of more studied epigenetic regulators of gene expression. Vidaza has been shown to reverse the effects of DNA hypermethylation with subsequent gene re-expression and, likewise, MGCD0103 has been shown, in pre-clinical tests, to reverse the effects of inappropriate deacetylation resulting in gene expression reactivation. In contrast with cytotoxic cancer therapies that kill both normal and cancer cells, epigenetic cancer therapies may enable the reactivation of silenced genes and, thereby, re-establish the cancer cell’s natural mechanisms to control abnormal growth.
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
      Refludan (lepirudin) — Refludan is an anti-thrombin agent approved in the U.S., Europe and several additional countries for the treatment of heparin-induced thrombocytopenia, or HIT, an allergic, adverse immune response to heparin, resulting in an absence of sufficient cell platelets to enable blood clotting. We obtained rights to this product in all countries outside of the U.S. and Canada from Schering AG. We began selling Refludan in Europe and Australia in the third quarter of 2002, and used this drug to establish our European and Australian sales and marketing organizations. We have no ongoing clinical development program for this drug.
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
Our Strategy
      We believe that there are significant opportunities available for a multinational pharmaceutical company with a focus on the hematology and oncology markets. Our strategy for taking advantage of these opportunities includes the following key elements:
      Focusing on the hematology and oncology markets. We focus on the hematology and oncology markets for several reasons. The hematology and oncology markets are characterized by a number of disorders with high rates of recurrence and a limited response from current therapies or treatments, many of which include severe side effects. New hematology and oncology product candidates addressing unmet medical needs or providing a superior safety profile are frequently the subject of expedited regulatory reviews and, if effective, can experience rapid adoption rates. While the overall global hematology and oncology markets are substantial, many drugs directed at hematology and oncology patients treat relatively small patient populations or subsets of patients with a specific cancer type. There is a large number of emerging biotechnology companies doing research in hematology and oncology, many of which do not have the global commercial and regulatory capabilities that we have. We believe we can be a regional or global partner for these companies, particularly for compounds that target smaller patient populations. Also, because large, multinational pharmaceutical companies are increasingly seeking products with very large revenue potential, they often do not devote resources to develop drugs they discover with the potential to treat these patient populations, presenting us the opportunity to acquire, develop and market these drugs. There are approximately 11,000 hematologists and oncologists practicing in each of the U.S. and Europe. In addition, a small number of opinion leaders significantly influence the types of drugs prescribed by this group of physicians. We believe that we can effectively reach the hematology and oncology markets with a relatively small sales organization focused on these physicians and opinion leaders.
      Expanding and leveraging our global sales and marketing capabilities. We believe that our U.S., European and Australian sales and marketing organizations, combined with our distributor network in other countries, distinguish us from other pharmaceutical companies of our size. In each of these markets, we have developed a highly-trained sales force that targets the hematology and oncology communities in conjunction with medical science liaisons focused on advocate development, educational forums, clinical development strategies and clinical data publications. By managing the global sales and marketing of our products on our own and with our partners, we believe we can provide uniform marketing programs and consistent product positioning and labeling. In addition, we seek consistent pricing across these markets to maximize the commercial potential of our products.
      Leveraging our global regulatory expertise. We have assembled a team of highly experienced regulatory professionals with multinational expertise in obtaining regulatory approvals for new drugs and maintaining compliance with the regulations governing the sales, marketing and distribution of pharmaceutical products. While some early stage biotechnology and pharmaceutical companies have developed regulatory capabilities in the country in which they are located, we have built an organization with multinational regulatory expertise. We believe our regulatory experience enables us to devise time and cost-efficient strategies to obtain regulatory approvals for new drugs, and to choose the regulatory pathway that allows us to get a product to market as quickly as possible. We can use our resources efficiently to generate a regulatory submission that can be used in multiple jurisdictions. Our global regulatory expertise is an essential element of effectively evaluating and developing late-stage product candidates. We believe that this provides us with a competitive advantage in attracting biotechnology and pharmaceutical companies with products in development that they want to out-license.

      Acquiring attractive development stage products. We intend to continue to acquire or in-license rights to development-stage products to more fully exploit our regulatory, sales and marketing capabilities and build our product pipeline. To date, we have licensed rights to six products, including three currently approved products, two late-stage development products, including thalidomide which is approved in certain jurisdictions outside the E.U., and one product in earlier stage development. We believe this product mix gives us significant near and intermediate term growth opportunities. Pending data from three Phase III clinical trials studies for three different products, we plan to submit three MAA’s to the EMEA in the next 12 to 15 months. Further, we believe certain of our products have the potential to work synergistically with each other. For example, Vidaza and MGCD0103 represent therapies that target two of the more studied epigenetic regulators of gene expression.
Our Products
      Our product portfolio is focused on addressing unmet needs in the hematology and oncology markets. We believe these markets present us with significant commercial opportunities. The primary products in our current portfolio include the following compounds.

Product	Disease/Indication	Phase of Development	Licensor	Licensed Territory

Vidaza® (azacitidine for injectable suspension)	Myelodysplastic Syndromes (MDS), Hematological malignancies, and Solid tumors	Approved for MDS in the U.S., South Korea and Switzerland.
Ongoing MDS Phase III/IV survival study with initial data expected late 2006 or early 2007.
Pending initial data from the Phase III/IV study, European marketing submission expected to be filed in early 2007.
Oral formulation in development.
		Several ongoing Phase I and II single agent and combination studies in MDS, other hematological malignancies and solid tumors.	Pfizer, Inc.	Global rights
Thalidomide Pharmion 50mgtm (thalidomide)	Relapsed and refractory multiple myeloma, newly- diagnosed multiple myeloma	Approved in Australia, New Zealand, Turkey and Israel. Compassionate use and named patient sales ongoing in Europe.
		Phase III study in relapsed and refractory multiple myeloma currently enrolling patients. Data from Phase III first-line myeloma study being compiled and reviewed. European marketing submission expected to be filed by early 2007.	Celgene Corporation	All countries outside North America, Japan and China (except Hong Kong)

Product	Disease/Indication	Phase of Development	Licensor	Licensed Territory

Satraplatin	2nd Line Hormone Refractory Prostate Cancer (HRPC)	Phase III trial in HRPC fully enrolled. Data expected Q4 2006. Pending data, European submission expected Q1 2007
		Several Phase I and II single agent and combination studies ongoing in multiple cancers.	GPC Biotech AG	Europe, Turkey, Middle East and Australia and New Zealand
MGCD0103	Hematological Malignancies Solid Tumors	Several Phase I and Phase I/II single agent and combination studies ongoing in hematological and solid tumors.	MethylGene Inc.	U.S., Canada, Europe, Middle East, Turkey, Australia, New Zealand and Thailand

Vidaza
      In June 2001, we entered into an agreement with Pharmacia & Upjohn Company, now part of Pfizer, Inc., to obtain the exclusive worldwide manufacturing, marketing and distribution rights to azacitidine, which we market under the trademark “Vidaza®.” In May 2004, we received full approval from the FDA to market Vidaza in the U.S. for the treatment of all subtypes of MDS. Vidaza was the first drug approved for the treatment of MDS and is still the only drug approved for all subtypes of the disease. It is also the first of a new class of drugs known as demethylating agents to be approved. The subtypes of MDS are: refractory anemia (RA), refractory anemia with ringed sideroblasts (RARS) (if accompanied by neutropenia or thrombocytopenia or requiring transfusions), refractory anemia with excess blasts (RAEB), refractory anemia with excess blasts in transformation (RAEB-T) and chronic myelomonocytic leukemia (CMML).
      We launched Vidaza for commercial sale in the U.S. in July 2004. We have assembled a field-based commercial organization in the U.S. of approximately 100 employees, including sales representatives, medical science liaisons, payor relation specialists, nurse educators, national account managers, and field-based management. In addition, we have developed medical education programs geared to hematologists and oncologists, as well as presentations at key industry conferences in support of Vidaza. Vidaza has been granted orphan product designation by the FDA that entitles the drug to market exclusivity for MDS in the U.S. through May 2011. In 2005, net sales of Vidaza were $125.6 million, compared to $47.1 million in 2004 (6 months only).
      In September 2004 the EMEA accepted for review our Marketing Authorization Application, or MAA, for Vidaza for the treatment of MDS. In November 2005, we announced that the European regulatory authorities will require additional data in order to gain marketing approval for Vidaza in Europe and that we had withdrawn our marketing application. We intend to use data from the ongoing Vidaza survival trial discussed below to submit a new marketing authorization application. We began named patient and compassionate use sales of Vidaza in the fourth quarter of 2005 in the E.U. pending a marketing authorization for Vidaza in the EU. The EMEA granted Vidaza Orphan Product Designation, which, if an MAA for Vidaza is approved, and the criteria for orphan drug designation continue to be met, entitles the drug to ten years of market exclusivity from the date of the MAA’s approval for the MDS indication in the EU. During this period the EMEA would be prohibited, except in very limited circumstances, from approving another formulation of Vidaza for the treatment of MDS.
      Azacitidine, a pyrimidine nucleoside analog, was originally developed by Upjohn Corporation as a cytotoxic agent, which is an agent that indiscriminately kills actively multiplying cells. Azacitidine was studied at high doses as a treatment for various malignancies, including acute myelogenous leukemia, or AML. A New Drug Application, or NDA, was submitted by Upjohn in 1982 for the treatment of AML, but was deemed not approvable by the FDA. Researchers at the National Cancer Institute, or NCI, The Mount Sinai Medical Center and other institutions continued to study azacitidine and determined that it could be used effectively at much lower doses than originally studied by Upjohn, thereby reducing the side effects experienced in the earlier clinical studies. The results of subsequent clinical studies suggest that azacitidine is an effective treatment for MDS.
      The recognition that azacitidine could be effective at lower doses was based on the discovery that azacitidine acts not only as a cytotoxic agent, but also through an additional mechanism of action. Azacitidine is a member of a class of drugs in development known as “hypomethylating” or “demethylating” agents. Methylation of DNA is a major mechanism regulating gene expression.
      Researchers have determined that an increase in specific methylation of DNA results in blockage of the activity of genes that regulate cell division and differentiation, known as “suppressor genes.” With suppressor genes blocked, cell division becomes unregulated, causing cancer. In studies, researchers have demonstrated that azacitidine can reverse the methylation of DNA, leading to re-expression of suppressor genes and a resulting differentiation and maturation of the cancer cells back to normal.
      MDS occurs when blood cells remain in an immature, or “blast,” stage within the bone marrow and never develop into mature cells capable of performing their necessary functions. More than 80% of MDS cases occur in persons aged 60-80. According to the American Cancer Society, or ACS, the exact number of cases of MDS in the U.S. is unknown, as there is no registry tracking this information; however, most estimates are between 10,000 and 30,000 new cases each year. According to the ACS, these numbers appear to be increasing each year. Currently, we estimate there are approximately 40,000 MDS patients throughout the U.S. with similar incidence and prevalence rates in the E.U. According to the ACS, survival rates range from six months to six years for the different types of MDS. MDS can result in death from bleeding and infection in the majority of patients, while transformation to AML occurs in up to 40% of patients. Following transformation to AML, these patients have an exceptionally poor prognosis. MDS may occur without any identifiable cause, may be related to chemotherapy or radiation therapy being administered to treat other diseases, or may result from exposure to petrochemicals, benzene or rubber. Prior to the availability of Vidaza, patients generally received best supportive care, which typically consisted of a combination of transfusions, antibiotics and growth factors, such as erythropoietin and granulocyte colony stimulating factor. In addition, best supportive care treatment options included low-dose chemotherapies, if clinicians felt that their patients could tolerate the side effects and, for patients under 60 years of age, bone marrow transplants.
      Vidaza’s recommended starting dose is 75 mg/ m2 delivered subcutaneously, daily for seven consecutive days, every four weeks. It is recommended that patients be treated for a minimum of four cycles; however, complete or partial response may require more than four cycles. Treatment may be continued as long as the patient continues to benefit. Patients should be monitored for hematologic response and renal toxicities, and dosage delay or reduction may be necessary.
      We have ongoing a comparative Phase III/ IV clinical trial that is further examining the effect of Vidaza as a treatment of MDS based on survival and other secondary end points. The aim of this randomized, open label study is to compare the effect of Vidaza plus best supportive care against conventional care regimens plus best supportive care on survival in high-risk MDS patients. There are three comparative conventional care treatments in the comparator arm of the study: best supportive care only; low dose cytarabine plus best supportive care; and standard chemotherapy plus best supportive care. This design takes into account the actual “conventional care” used to treat MDS patients in each country targeted for trial participation. The study will recruit 354 patients and will be one of the largest studies to date in this disease. We expect to complete enrollment of this study in mid-2006 and we intend to conduct an initial analysis of data from this study as early as late 2006. Pending a positive outcome of this initial data, we expect to submit an MAA for Vidaza as a treatment of high risk MDS to European regulatory authorities in early 2007.
      The primary objective of this Phase III/ IV study is to measure survival benefit in these MDS patients. This study will also assess several other relevant endpoints, such as time to transformation to AML, time to relapse after complete remission or partial remission, disease progression, hematological status (peripheral blood counts, need for platelet and red blood cell transfusions and hematological response), episodes of infections requiring intravenous antibiotics and safety parameters.
      We have also initiated a study that is investigating the use of Vidaza with alternative dosing schedules. The alternative dosing study consists of three arms of forty patients each. The first arm examines 75 mg/ m2 of Vidaza in a schedule of five days on, two days off, two days on; the second arm examines 50 mg/ m2 of Vidaza in a schedule of five days on, two days off, five days on; and the third arm examines 75mg/ m2 of Vidaza in a schedule of five days on. The study is also designed to provide important data on the long-term maintenance use of Vidaza.
      In addition, we are exploring Vidaza’s potential to be effective in treating other cancers associated with hypermethylation. A large number of ongoing Phase II studies examining the use of Vidaza as a single agent or in combination with other cancer therapies have been initiated by us and independent clinical investigators. Cancers targeted by these studies include AML and other hematological cancers as well as certain solid tumors. Initial data from many of these studies is expected in 2006, the outcome of which will drive the next phase of our clinical development efforts.
      Finally, we are also working to improve the Vidaza’s formulation. These efforts are focused on improving administration and manufacturing efficiencies, and, as a result of these activities, potentially enhancing our intellectual property. We have also initiated exploratory work to identify the feasibility of developing an oral formulation of Vidaza which, if successfully developed, may represent a more convenient dosing schedule for patients.

Thalidomide
      In November 2001, we obtained exclusive marketing and distribution rights to Celgene Corporation’s formulation of thalidomide, Thalomid®, in all countries outside of North America, Japan, China, Taiwan and Korea. Under the agreements with Celgene, we also obtained an exclusive license in our territory to utilize Celgene’s current and future thalidomide-related patents, including its patented System for Thalidomide Education and Prescribing Safety, or S.T.E.P.S.tm program, and its current and future thalidomide-related dossiers, including clinical and pharmaceutical formulation data.
      In December 2004, we amended our license and supply agreements with Celgene and its subsidiary Celgene U.K. Manufacturing (CUK). Under the modified agreements we made a one-time payment of $77 million in return for a substantial reduction in our product supply price and royalty obligations to Celgene and CUK. In addition, for an additional one-time payment to Celgene of $3 million, we added Hong Kong, Korea and Taiwan to our sales territories and eliminated a right held by Celgene to terminate our license to market the product if regulatory approval of thalidomide in Europe had not occurred by November 2006.
      In the second quarter of 2003, we began selling thalidomide on a compassionate use and named patient basis in Europe while we actively seek marketing authorizations for this drug in Europe and several additional countries. Thalidomide Pharmion 50mg has been approved as a treatment for relapsed and refractory multiple myeloma and erythema nodosum leprosum (ENL) in Australia, New Zealand, Turkey and Israel. These approvals are the only regulatory approvals of thalidomide for multiple myeloma in the world. Despite the lack of any formal regulatory approval for thalidomide in Europe, thalidomide has become a widely used therapy for the treatment of multiple myeloma and certain other forms of cancer. In 2005, our net sales of thalidomide were $79.4 million compared to $65.3 million in 2004.
      Pharmion Risk Management Program — In connection with the commencement of compassionate use sales, we implemented the Pharmion Risk Management Program (PRMP) in 2003. Given thalidomide’s history and risk, the development of the PRMP was a critical element to our planned commercialization of thalidomide and enrollment is obligatory for all patients receiving the drug. Shortly after our acquisition of the thalidomide rights from Celgene in 2001, we began to develop the PRMP consistent with Celgene’s

S.T.E.P.S. This process included the development of software and educational materials in over 20 languages for use by physicians, pharmacists and patients throughout Europe and our other markets.
      The PRMP is an integral component of our commercialization of, and pursuit of marketing approvals for, thalidomide throughout Europe and our other markets. The PRMP requires adherence to strict guidelines both prior to and during the course of thalidomide therapy, including comprehensive physician, pharmacist and patient registration and education, emphasizing, among other things, the need for adequate contraception in patients taking thalidomide and pregnancy tests for female patients of child-bearing potential. Under the PRMP, automatic prescription refills are prohibited, and prescriptions may not exceed four weeks dosing. The PRMP also permits authorization of each prescription only upon confirmation of compliance with the PRMP guidelines.
      History of Thalidomide — Thalidomide was developed in the late 1950s as an oral, non-barbiturate sedative and was prescribed throughout Europe for use as a sleep aid and for the treatment of morning sickness in pregnancy. Shortly thereafter, use of thalidomide was found to be associated with severe birth defects and it was virtually withdrawn from the worldwide market, without ever receiving approval in the U.S. In 1964, thalidomide was discovered to be effective in the treatment of ENL, which is an inflammatory complication of leprosy. As a result, thalidomide has remained in use as a treatment for ENL. In the 1990s, it was further discovered to act as an anti-angiogenic agent, which is an agent that prevents the formation of new blood vessels. Since many types of tumors are associated with the formation of new blood vessels, physicians began to explore thalidomide’s use as a treatment to prevent the growth of tumor-associated blood vessels on the theory that this would result in starvation of the tumor.
      In 1998, Celgene’s Thalomid was approved in the U.S. for the treatment of acute cutaneous manifestations of moderate to severe ENL and as maintenance therapy for prevention and suppression of cutaneous manifestation recurrences. Thalomid was the first drug approved by the FDA under a special “restricted distribution for safety regulation.” In connection with FDA approval, given the known propensity of thalidomide for causing birth defects, Celgene developed its patented S.T.E.P.S. program, which is a comprehensive compliance and risk management program designed to support the safe and appropriate use of Thalomid by ensuring that women of child-bearing potential do not come into contact with Thalomid. While the treatment of ENL is the only currently approved indication for thalidomide in the U.S., the drug is used primarily in the treatment of multiple myeloma and other forms of cancer.
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
      Thalidomide is currently being evaluated as a potential therapy for all stages of multiple myeloma. Several leading investigators at cancer research centers have published data on the response rate, the median effective dose and the average duration of response for multiple myeloma patients treated with thalidomide in clinical trials.
      Regulatory Status — In 2002, we submitted marketing authorization applications to the EMEA and the Therapeutic Goods Administration, or the TGA, in Australia and to regulatory authorities in New Zealand,

South Africa, Saudi Arabia, Turkey, Israel, Thailand and the Philippines seeking approval for thalidomide as a treatment for relapsed and refractory multiple myeloma and for erythema nodosum leprosum, or ENL. Thalidomide Pharmion 50mg has been approved in Australia, New Zealand, Turkey and Israel for these indications. Although thalidomide has become a standard of care for the treatment of relapsed/ refractory multiple myeloma, these regulatory approvals represent the first, and to date only, regulatory approvals for this indication. In May 2004, we withdrew our multiple myeloma applications with the EMEA, but intend to resubmit our application with additional clinical data from ongoing studies in first — line (that is, previously untreated) treatment or relapsed/ refractory multiple myeloma patients. This action was based on the EMEA’s stated view that additional clinical data would be required before it can reach an opinion on whether or not Thalidomide Pharmion 50mg should be approved as a treatment for multiple myeloma.
      We expect the additional data needed to resubmit an MAA to the EMEA will come from a pivotal Phase III study in the first-line treatment of multiple myeloma patients sponsored by Celgene. In January 2006, Celgene announced that based upon an analysis of its multi-centered, randomized, placebo-controlled Phase III clinical trial (MM-003) studying the combination of thalidomide plus dexamethasone versus dexamethasone alone as induction therapy for previously untreated multiple myeloma patients, the Independent Data Monitoring Committee, or IDMC, determined that the trial had met the pre-specified p<0.0015 value for stopping the trial. The IDMC determined that patients in the trial demonstrated a time to disease progression — the primary endpoint of this Phase III trial — of 75.7 weeks versus 27.9 weeks (p=0.000065), and progression-free survival of 55.7 weeks versus 24.3 weeks (p=0.0003) in patients receiving thalidomide plus dexamethasone compared to patients receiving dexamethasone alone. A total of 270 patients were randomized to receive thalidomide plus dexamethasone, or placebo plus dexamethasone, in this multi-centered clinical trial. Pending further review and analysis, we intend to submit this data to the EMEA in support of an indication for Thalidomide Pharmion 50mg as a treatment for newly diagnosed multiple myeloma in early 2007.
      In addition, we have initiated a Phase III study examining thalidomide as a treatment for relapsed/ refractory multiple myeloma. This four-arm, 470 patient trial compares three different doses of thalidomide to a standard high dose dexamethasone therapy, with a primary endpoint of time to disease progression. This trial design was based on a scientific advice procedure with the EMEA completed in 2005. We anticipate this trial will be completed by the end of 2007, and if successful, data from this trial would form the basis of a marketing authorization application for relapsed/ refractory multiple myeloma that we intend to submit in 2008.
      We will continue to sell thalidomide on a named patient or compassionate use basis in Europe while we pursue a marketing authorization for the drug. We were granted orphan drug designation for thalidomide in Europe by the EMEA for the multiple myeloma indication, which, if the marketing authorization application is approved and the criteria for orphan drug designation continue to be met, would provide a ten year period of exclusivity from the date of the marketing authorization application’s approval. During this period the EMEA would be prohibited, except in very limited circumstances, from approving another formulation of thalidomide for treatment of relapsed and refractory multiple myeloma. We were also granted orphan drug designation for thalidomide in Australia, as well as data exclusivity, which provides similar protection for a five-year period from the date of approval.

Satraplatin
      In December 2005, we entered into a co-development and license agreement with GPC Biotech AG for the right to market, sell and distribute satraplatin in Europe, Turkey, the Middle East, Australia and New Zealand. Satraplatin, an investigational drug, is a member of the platinum family of compounds. Over the past two decades, platinum-based drugs have become a critical part of modern chemotherapy treatments and are used to treat a wide variety of cancers. Unlike the platinum drugs currently on the market, all of which require intravenous administration, satraplatin is an orally bioavailable compound and is given as capsules that patients can take at home. An oral platinum drug could offer key advantages, including ease of administration and patient convenience, in a variety of applications.
      Satraplatin in Hormone Refractory Prostate Cancer (HRPC) — Satraplatin has shown promising safety and efficacy as demonstrated by significant improvement in progression-free survival (PFS) in a randomized study of first-line treatment of patients with HRPC and is currently the subject of a Phase III registrational trial as second-line chemotherapy treatment for patients with HRPC. The Phase III registrational clinical trial — called SPARC (satraplatin and prednisone against refractory cancer) — was initiated in the fall of 2003 to evaluate satraplatin plus prednisone as a second-line chemotherapy treatment for HRPC. The SPARC trial is a global, double-blinded, randomized, placebo-controlled trial. The endpoints of the trial are PFS, as well as overall survival and time to pain progression. In December 2005, the target enrollment of 912 patients was reached in the SPARC trial, making this one of the fastest-accruing Phase III trials for a chemotherapy treatment ever conducted in prostate cancer.
      The SPARC trial is modeled on an earlier randomized, multicenter study conducted by the European Organization for Research and Treatment of Cancer (EORTC) that evaluated satraplatin plus prednisone as first-line chemotherapy for HRPC. Fifty patients were randomized to evaluate the use of satraplatin plus prednisone versus prednisone alone for use as a first-line chemotherapy treatment in HRPC. The study showed that treatment with satraplatin significantly lengthened PFS in patients that received satraplatin as compared with patients in the control arm. The median PFS was 5.2 months for satraplatin compared to 2.5 months for the control arm. Additionally, at six months, 41% of patients treated in the satraplatin arm were progression-free compared to 22% of patients in the control arm. A greater than 50% decline in prostate-specific antigen was experienced by 33% of patients in the satraplatin arm versus 9% of patients in the control arm. The median overall survival time was 15 months for patients treated in the satraplatin arm versus 12 months for patients in the control arm, although this result did not satisfy the criteria for statistical significance. To date, satraplatin is the only platinum compound that has demonstrated efficacy in a randomized trial in HRPC.
      Based on the completion of a scientific advice procedure with the EMEA, we intend to use final PFS data from the SPARC trial plus available overall survival data as the basis for the submission of an MAA for satraplatin for the treatment of second-line HRPC to the EMEA. The final analysis of PFS data from the SPARC trial is expected to be completed in the second half of 2006 and, pending positive outcome of the trial, we expect to file the MAA in Europe in early 2007.
      Prostate cancer is the most common cancer among men in the U.S. and Europe. An estimated 232,000 men in the U.S. were diagnosed with the disease during 2005. With more than 30,000 deaths estimated in 2005 in the U.S., prostate cancer is second only to lung cancer as a leading cause of cancer-related death in men. The number of patients with this disease is expected to increase with the aging of the population. Early-stage, localized prostate cancer is usually treated with surgery and/or radiation therapy. Patients who relapse with advanced disease are then treated with hormone therapy. Although most patients initially respond well to hormone therapy, the cancer cells eventually become hormone resistant — or refractory — and the disease again progresses. Important advancements have been made in recent years in treating HRPC. In particular, for the first time, trials with Taxotere® (docetaxel) showed that chemotherapy can prolong the survival of patients with HRPC. Taxotere was approved in both the U.S. and Europe in 2004 as a chemotherapy treatment for HRPC. However, at this stage of the disease, there is no cure. All patients will eventually progress and, once they do, average survival is approximately one year. Thus, there is a growing unmet medical need for new, effective treatments for patients in whom initial chemotherapy has failed.
      Satraplatin in Other Tumors — Satraplatin has been studied in a wide range of tumors, and Phase II clinical trials have been completed in HRPC, ovarian cancer and small cell lung cancer. In other trials, satraplatin appeared to augment the antitumor effects of radiation therapy, a clinical application in which satraplatin’s oral bioavailability could be particularly advantageous. A Phase I/ II clinical trial evaluating this combination in patients with non-small lung cancer has been initiated. Several other Phase I and Phase II clinical trials evaluating satraplatin in combination with other therapies and in various cancers are underway or planned, including studies with Taxol in non-small cell lung cancer, with Taxotere in solid tumors, and as mono therapy in breast cancer.
      We are also planning to initiate a study evaluating Vidaza in combination with satraplatin in solid tumors. We believe that preclinical and early clinical data indicates that Vidaza may resensitize platinum resistant cells to platinum compounds and we plan to initiate clinical trials exploring the potential for this combination.

MGCD0103
      In January 2006, we entered into a license and collaboration agreement with MethylGene Inc. for the research, development and commercialization of MethylGene’s histone deacetylase (HDAC) inhibitors for the treatment of cancer in North America, Europe, the Middle East, Turkey, Australia, New Zealand and Thailand, including MGCD0103, MethylGene’s lead HDAC inhibitor, as well as MethylGene’s pipeline of second generation HDAC inhibitor compounds for oncology indications.
      MGCD0103 is an oral, isotype-selective, small molecule inhibitor of histone deacetylase. HDAC is a family of eleven enzymes, or isoforms, that act as a master regulator of many diseases including cancer. One key differentiating feature of MethylGene’s HDAC inhibitors is that they are selective for specific isoforms while many other HDAC inhibitors currently in clinical development are “broad-spectrum inhibitors,” meaning that they target most or all of the HDAC isoforms. We believe targeted and selective inhibition of cancer-related HDAC isoforms may lead to more effective and less toxic cancer therapies in contrast to non-specific or broad-spectrum inhibition of HDAC isoforms.
      MGCD0103 has completed one Phase I trial as a single agent in solid tumors as a daily oral dose, with a second trial ongoing in solid tumors as an intermittent three times per week, oral dose. In addition, MGCD0103 is in two Phase I trials in hematological cancers as a three times and two times per week oral dose. MGCD0103 entered its first Phase I/ II combination trial with Vidaza in high-risk MDS and AML patients. We plan to enroll up to 50 patients in this trial. An additional Phase I/ II combination trial is expected to be initiated, with one or two Phase II monotherapy trials. Current clinical trials are being conducted at leading cancer centers in the United States and Canada.
      About Histone Deacetylation — Histones are protein complexes around which DNA is wrapped. Histones play an important role in gene regulation since histone arrangement has an impact on the accessibility of DNA for transcription. Histones and DNA together are called chromatin. Histone acetylation exposes DNA so that gene expression can occur. Conversely, histone deacetylation leads to dense packing of chromatin and gene silencing. These processes are regulated in enzyme families called histone acetylases and histone deacetylases. In many cancerous tissues, through the activity of DNA methylation and histone deacetylation, tumor suppressor genes are silenced and not expressed. As a result, cell division becomes unregulated, causing cancer. Using HDAC inhibitors, such as MGCD0103, the effect of HDACs may be blocked and tumor suppressor genes re-expressed to inhibit cancer progression. MethylGene’s research and observations suggest that only a subset of the known HDAC isoforms may be involved in cancer progression.
      DNA Methylation and Histone Deacetylation — Epigenetic Regulators of Gene Expression — DNA methylation and histone deacetylation are two of the more studied epigenetic regulators of gene expression. Epigenetics refers to changes in the regulation of gene expression. Epigenetic changes can silence gene expression and, unlike DNA mutations, may be reversed by targeting the enzymes involved in these changes. Researchers have observed the silencing of key cell cycle control genes and tumor suppressor genes through these two mechanisms of epigenetic regulation in hematological malignancies and in solid tumors. Vidaza has been shown to reverse the effects of DNA hypermethylation with subsequent gene re-expression and, likewise, MGCD0103 has been shown, in pre-clinical tests, to reverse the effects of inappropriate deacetylation resulting in gene expression reactivation. In contrast with cytotoxic cancer therapies that kill both normal and cancer cells, epigenetic cancer therapies may enable the reactivation of silenced genes and, thereby, re-establish the cancer cell’s natural mechanisms to control abnormal growth.
      Recent scientific evidence suggests that HDAC and DNA methyltransferase inhibitors as single agents may be new approaches for cancer therapy. In addition, the combination of HDAC and DNA methyltransfer-

ase inhibitors may act synergistically to reverse gene silencing and induce apoptosis (programmed cell death) in various cancers. Through our collaboration with MethylGene, we will explore the potential of combining MethylGene’s HDAC inhibitors with Vidaza as a cancer treatment and evaluate the use of MethylGene’s HDAC inhibitors in combination with other chemotherapeutic agents.
Sales, Marketing and Distribution
      We have established sales and marketing organizations in the U.S., Europe and Australia. In the U.S., our field based organization consists of approximately 100 professionals, including clinical account specialists, medical science liaisons, payor relations specialists, national accounts managers, nurse educators, and field based management. Each member of our field based staff has significant experience in pharmaceutical and oncology products sales and marketing. They target hematologists and oncologists who prescribe high volumes of cancer therapies. The concentration of high volume prescribers allows us to promote Vidaza and Innohep with a relatively small, dedicated sales and marketing organization. The field based organization is also supported by a medical education team that focuses on the development, presentation and distribution of scientific and clinical information regarding our products and the diseases they treat.
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
Direct Sales Countries

Australia Belgium Denmark Finland France	Germany Ireland Italy Luxembourg Netherlands Norway	Portugal Spain Sweden U.K. U.S.

Distribution Countries

Austria Egypt Greece Hong Kong Israel Jordan Kuwait	Lebanon Malaysia Malta New Zealand Oman Philippines Saudi Arabia Singapore	South Africa South Korea Switzerland Taiwan Thailand Turkey United Arab Emirates
      By working closely with key opinion leaders, physicians and association leaders, our sales and marketing professionals are able to create science-based marketing materials of interest to our customers. In addition, our product acquisition strategy has been designed to maximize the success of our sales and marketing efforts by focusing on the acquisition of products and product candidates that make a clinical difference to patients in markets responsive to key opinion leaders. We intend to seek new countries in which to promote our products and we will continue the expansion of our sales and marketing organization as product growth or product acquisitions.
      In the U.S., we sell to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals, and other institutional customers. In Europe and Australia, we sell directly to retail and hospital pharmacies. Sales into countries where we have partnered with third party distributors are made directly to our partners. Our largest three wholesale customers in the U.S., U.S. Oncology Supply, Cardinal Health and McKesson Corporation generated 17%, 15% and 14%, respectively, of our total consolidated net sales for the year ended December 31, 2005.
Regulatory and Medical Affairs
      Our regulatory affairs group is comprised of professionals with experience from both large pharmaceutical companies and biotechnology companies. The difference between an attractive drug candidate and one which is not economically viable for development often hinges on our assessment of the time and expense required to get the drug approved and sold in a particular jurisdiction. Determining the optimal regulatory pathway for commercialization is an integral part of our product candidate selection. We believe that our combination of country-specific regulatory expertise and our focus on the hematology and oncology markets provide a significant advantage as we seek to acquire additional product candidates through in-license or, if necessary and appropriate, through company acquisition, and move our future product pipeline candidates forward through the approval process.
Principal Collaborations and License Agreements
      Celgene and CUK Agreements: In 2001, we licensed rights relating to the use of thalidomide from Celgene and separately entered into an exclusive supply agreement for thalidomide with CUK, a company located in the U.K. that was subsequently acquired by Celgene in 2004. Under the agreements, as amended, we obtained the right to market thalidomide in all countries other than the United States, Canada, Mexico, Japan and all provinces of China (except Hong Kong). More specifically, under agreements with Celgene, as amended, we obtained the rights in these territories to Celgene’s formulation of thalidomide, Thalomid, exclusive licenses or sublicenses for the intellectual property owned or licensed by Celgene relating to thalidomide, as well as all existing and future clinical data relating to thalidomide developed by Celgene, and an exclusive license to employ Celgene’s patented and proprietary S.T.E.P.S. program as our PRMP in connection with the distribution of thalidomide in these territories. Under agreements with CUK, as amended, CUK is our exclusive supplier of thalidomide formulations that we sell in certain territories licensed to us by Celgene. We pay (i) Celgene a royalty/license fee of 8% on our net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of our net sales of thalidomide under the terms of the product supply agreement. In connection with our ongoing relationship with Celgene, and to further the clinical development of thalidomide, particularly in multiple myeloma, we have also agreed to fund certain amounts incurred by Celgene for the conduct of thalidomide clinical trials. Through

December 31, 2005, we have funded $10.7 million of these costs and have agreed to fund an additional $5.3 million of Celgene’s costs for these studies incurred between January 1, 2006 and December 31, 2007, payable in quarterly installments through the end of 2007. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of our first regulatory approval for thalidomide in the United Kingdom.
      Pfizer Agreement: We licensed worldwide exclusive rights to Vidaza from Pharmacia & Upjohn Company, now a part of Pfizer, Inc., in June 2001. Under the terms of our agreement, we are obligated to pay Pfizer a royalty of 8% to 20% on net sales of Vidaza. The license from Pfizer has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from our first commercial sale of the product in a particular country.
      GPC Biotech Agreement — In December 2005, we entered into a co-development and license agreement for the development and commercialization of satraplatin. Under the terms of the agreement, we obtained exclusive commercialization rights for satraplatin in Europe, Turkey, the Middle East, Australia and New Zealand, while GPC Biotech retained rights to the North American market and all other territories. We made an up front payment of $37.1 million to GPC Biotech, including an $21.2 million reimbursement for satraplatin clinical development costs and $15.9 million for funding of ongoing and certain future clinical development to be conducted jointly by us and GPC Biotech. The companies will pursue a joint development plan to evaluate development activities for satraplatin in a variety of tumor types and will share global development costs, for which we have made an additional commitment of $22.2 million, in addition to the $37.1 million in initial payments. We could also pay GPC Biotech $30.5 million based on the achievement of certain regulatory filing and approval milestones, and $15 million for each subsequent EMEA approval for certain additional indications up to a maximum of $75 million for such approvals. GPC Biotech will also receive royalties on sales of satraplatin in our territories at rates of 26% to 30% on annual net sales up to $500 million, and 34% on annual net sales over $500 million. Finally, we will pay GPC Biotech sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in our territories.
      We are required to use commercially reasonable efforts to develop and commercialize satraplatin in our territory. Our agreement with GPC Biotech expires on a country-by-country basis upon the expiration of patents covering satraplatin or available market exclusivity for satraplatin in a particular country or, if later, the entry of a significant generic competitor in that country. Upon expiration, we will retain a non-exclusive, fully-paid, royalty-free license to continue the commercialization of satraplatin in our territories. In addition, either party may terminate the agreement prior to expiration under certain circumstances, including a material breach of the agreement by the other party.
      MethylGene Agreement — In January 2006, we entered into an exclusive license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including MGCD0103, for oncology indications in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, we made up front payments to MethylGene totaling $25 million, including a $5 million equity investment in MethylGene common shares. As of January 30, 2006, our capital investment represented a 7.8% ownership in MethylGene.
      Our milestone payments to MethylGene for MGCD0103 could reach $145 million, based on the achievement of significant development, regulatory and sales goals. Furthermore, we may be required to pay up to $100 million for each additional HDAC inhibitor, also based on the achievement of significant development, regulatory and sales milestones. In addition, we will make research support payments of up to $2 million to support a team of eight MethylGene scientists for one year who will be dedicated to identifying second-generation clinical HDAC inhibitor candidates.
      MethylGene will initially fund 40% of the preclinical and clinical development for MGCD0103 (and any additional second generation compounds) required to obtain marketing approval in North America while we will fund 60% of such costs. MethylGene will receive royalties on net sales in North America ranging from 13% to 21% based upon the level of annual sales achieved in North America and the length of time development costs are funded by MethylGene. MethylGene will have an option, at its sole discretion, as long as it continues to fund development, to co-promote approved products and, in lieu of receiving royalties, to share the resulting net profits equally with Pharmion. If MethylGene exercises its right, at its sole discretion, to discontinue development funding, we will be responsible for 100% of development costs incurred thereafter. In all other licensed territories, which include Europe, the Middle East, Turkey, Australia, New Zealand, South Africa and certain countries in Southeast Asia, we are responsible for development and commercialization costs and MethylGene will receive a royalty on net sales in those markets at a rate of 10% to 13% based on annual net sales.
      Both parties to the agreement are required to use commercially reasonable and diligent efforts to conduct the research, development and commercialization responsibilities allocated to each party under the agreement. Our agreement with MethylGene expires upon the expiration of patents covering all HDAC inhibitor candidates being developed by the parties or, if earlier, all research, development and commercialization activities under the agreement cease. In addition, either party may terminate the agreement prior to expiration under certain circumstances, including a material breach of the agreement by the other party.
Manufacturing
      We currently use, and expect to continue to be dependent upon, contract manufacturers to manufacture each of our products. Although we are in the process of qualifying a second source manufacturer for the fill and finishing process for Vidaza, we do not currently have operational alternative manufacturing sources for any of our products. Our contract manufacturers and distributors are subject to extensive governmental regulation. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices, or cGMPs. We have established a quality control and quality assurance program, including a set of standard operating procedures and specifications, designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.
      Thalidomide: We obtain our two formulations of thalidomide from two different suppliers. Thalidomide Pharmion 50mg is formulated, encapsulated and packaged for us by CUK, of Great Britain in a facility that is in compliance with the regulatory standards of each of the countries where we sell and expect to sell the product. Under the terms of our agreement with CUK we purchase from CUK all of our requirements of the product. Pricing is subject to an annual audit and, if appropriate, an adjustment based upon the fully allocated cost of manufacture. This agreement terminates upon the tenth anniversary of the date upon which we receive regulatory approval for thalidomide in the U.K.
      Thalidomide Laphal is formulated, encapsulated and packaged for us by Laphal Industrie, an unaffiliated company, in a facility that is in compliance with the regulatory standards of each of the countries where we sell and expect to sell the product. Pricing is subject to an annual adjustment based upon a formula that accounts for increases in the cost of manufacture. In addition, in the event that prior to the expiration of the agreement we decide to discontinue ordering Thalidomide Laphal from Laphal Industrie, we are obligated to provide twelve months advance notice and pay €300,000 (approximately $354,000 as of December 31, 2005). If our notice to discontinue ordering Thalidomide Laphal is not timely, the fee may increase to as much as €500,000 (approximately $590,000 as of December 31, 2005). This agreement terminates in March 2013.
      Vidaza. Under the terms of our supply agreements, Ash Stevens, Inc. provides us with supplies of azacitidine drug substance, the active ingredient in Vidaza, and Ben Venue Laboratories, Inc. formulates and fills the product into vials and labels the finished product for us. Both Ash Stevens and Ben Venue operate facilities that are in compliance with the regulatory standards of each of the countries in which we sell or expect to sell the product. Under the terms of our agreement with Ash Stevens, we are obligated to purchase all of our requirements for azacitidine from Ash Stevens and Ash Stevens is required to manufacture azacitidine exclusively for us. This agreement expires in 2011. Under the terms of our agreement with Ben Venue Laboratories, Inc., we are required to purchase up to 65% of our annual requirements for finished Vidaza product from Ben Venue. This agreement expires in 2010. Under each of these agreements, the prices our suppliers charge us for products may increase or decrease annually based upon the percentage change in the Producer Price Index for pharmaceutical preparations. In addition, we have entered into an agreement with a back-up manufacturer for finished and labeled Vidaza product, and we are also working with a number of partners in our reformulation efforts.
      Satraplatin. We have entered into a supply agreement with GPC Biotech AG under which we have agreed to purchase all of our requirements for satraplatin from GPC Biotech, and GPC Biotech has agreed to manufacture and supply our requirements for the product and to maintain certain inventories of satraplatin on our behalf. The supply price for the product under this agreement is set at 110% of GPC Biotech’s fully allocated cost of manufacturing the product. This agreement will terminate upon the termination of our Co-Development and License Agreement with GPC Biotech.
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
      In order to gain marketing approval we must submit a dossier to the relevant authority for review, which is known in the U.S. as an NDA and in the E.U. as an MAA. The format is usually specific and laid out by each authority, although in general it will include information on the quality of the chemistry, manufacturing and pharmaceutical aspects of the product as well as the non-clinical and clinical data. The FDA undertakes the review for the U.S. In the E.U. there is, for many products, a choice of two different authorization routes: centralized and decentralized. Under the centralized route one marketing authorization is granted for the entire E.U., while under the decentralized route a series of national marketing authorizations are granted. In the centralized system the application will be reviewed by members of the Committee for Medicinal Products for Human Use, or the CHMP, on behalf of the EMEA. The EMEA will, based upon the review of the CHMP, provide an opinion to the European Commission on the safety, quality and efficacy of the product. The decision to grant or refuse an authorization is made by the European Commission. In circumstances where use of the centralized route is not mandatory, we can choose to use the decentralized route, in which case the application will be reviewed by one member state’s regulatory agency. If the regulatory agency grants the authorization, other member states’ regulatory authorities are asked to “mutually recognize” the authorization granted by the first member state’s regulatory agency. Approval can take several months to several years, or be denied. The approval process can be affected by a number of factors. Additional studies or clinical trials may be requested during the review and may delay marketing approval and involve unbudgeted costs. The regulatory authorities may conduct an inspection of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections may occur over the life of the product. An inspection of the clinical investigation sites by a competent authority may be required as part of the regulatory approval procedure. As a condition of marketing approval, the regulatory agency may require post-marketing surveillance to monitor for adverse effects, or other additional studies as deemed appropriate. After approval for the initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of any approval, including labeling content, may be more restrictive than expected and could affect the marketability of a product.
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
      As a drug marketer, we participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Participation in this program includes requirements such as extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries. The rebate amount is recomputed each quarter based on our current average manufacturer price and best price for each of our products and reported to the Centers for Medicare and Medicaid Services, or CMS.
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
      In addition, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by CMS, changed the methodology for Medicare reimbursement of pharmaceutical products administered in physician offices and hospital outpatient facilities, including Vidaza and Innohep. Under the new regulations, reimbursements are now the average selling price, or ASP, of a product plus 6%, rather than a specified discount from the average wholesale price, or AWP, as was the case under prior regulations. The ASP-based reimbursement regime has generally reduced the reimbursement physicians receive under Medicare for most office-administered injectable drugs, including Vidaza and Innohep.

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
      The E.U. generally provides options for its member states to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceuticals in the U. K. is generally designed to provide controls on the overall profits that pharmaceutical companies may derive from their sales to the U.K. National Health Service. The U.K. system is generally based on profitability targets or limits for individual companies that are normally assessed as a return on capital employed by the company in servicing the National Health Service market, comparing capital employed and profits.
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
Patents and Proprietary Rights
      Our success will depend in part on our ability to protect our existing products and the products we acquire or license by obtaining and maintaining a strong proprietary position both in the U.S. and in other countries. To develop and maintain such a position, we intend to continue relying upon a combination of orphan drug status, trade secrets, know-how, continuing technological innovations and licensing opportunities. In addition, we intend to seek patent protection whenever available for any products or product candidates, in particular in conjunction with our formulation and manufacturing process development activities, and related technology we acquire in the future.
      Composition of matter patent protection for Vidaza, thalidomide, Refludan and Innohep has expired or was not pursued. We have exclusive rights to two issued patents and several pending European patent applications that relate to uses of thalidomide. Patent protection for uses of thalidomide expires in February 2014. We own, or co-own with Ash Stevens, Inc., three patent families and have exclusive rights to one additional patent family relating to the production or formulation of Vidaza, of which two patents have issued in the United States and we have received notice of allowance from the U.S. Patent and Trademark Office that a third patent will be issued. These patents will expire in 2023. We have exclusive rights to a family of patents and patent applications relating to the production of Refludan with protection until November 2016.
      We have recently licensed from GPC Biotech AG exclusive rights to issued patents and related pending patent applications in the E.U. and certain other international markets for satraplatin. Issued patents covering compositions of matter and certain methods of use of satraplatin expire in January 2009. In addition, we have recently licensed from MethylGene exclusive rights to patents issued in the United States and related pending patent applications in the E.U. and certain other international markets for MGCD0103. The basic patent covering the composition of matter for MGCD0103 expires in September 2022. Under both of these licenses, our licensing partners are responsible for prosecuting and maintaining these patents and patent applications, and we are required to reimburse them for expenses they incur in connection with the prosecution and maintenance of the patents or patent applications in our territories.
      The patent positions of pharmaceutical firms like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued patent applications filed in the U.S. prior to November 29, 2000 and patent applications filed within the last 18 months are maintained in secrecy, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.
      In the absence of or to supplement patent protection for our existing products and any products or product candidates we should acquire in the future, we have sought and intend to continue seeking orphan drug status whenever it is available. To date, we have been granted orphan drug status in the U.S. for Vidaza for the MDS indication, in the E.U. for Vidaza for the MDS indication and for Thalidomide Pharmion 50mg for the indications multiple myeloma and ENL and in Australia for Vidaza for the MDS indication and for Thalidomide Pharmion 50mg for multiple myeloma and ENL indications. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S. and ten years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. See “Government Regulation” for a more detailed description of orphan drug status.
      Additionally, we will rely on Supplementary Protection Certificates and data exclusivity available in the E.U. to extend our period of market exclusivity for satraplatin in the E.U beyond the expiration date of the basic satraplatin patent. A Supplementary Protection Certificate, if granted, would extend the protection provided by the existing satraplatin patent for five years, that is, until January 2014. Data exclusivity in the E.U. provides a period of up to ten years from the date a product is granted marketing approval in the E.U., during which the regulatory authorities are not permitted to cross-refer to the data submitted by the original applicant for approval when reviewing an application from a generic manufacturer of the same approved product. Unlike orphan drug exclusivity, data exclusivity does not prevent a generic manufacturer from filing for regulatory approval of the same or similar drug, even in the same indication for which that drug was previously approved in the E.U., based upon data generated independently by that manufacturer.
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
      Vidaza. We believe that the primary potential future competition for Vidaza will be Dacogentm from Supergen Inc., with marketing rights held by MGI Pharma, Inc., which like Vidaza, is a demethylating agent, and Thalomid® and Revlimid, each from Celgene. Dacogen is currently in development and/or under review for regulatory approval by the FDA and EMEA. Revlimid was approved in the U.S. for a subset of low-risk MDS patients in December 2005. In addition to these products, there are additional products in clinical development for the treatment of MDS and the enrollment of patients in clinical trials for these products may reduce the number of patients that will receive Vidaza treatment. We also face competition for Vidaza from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors.
      Thalidomide Pharmion 50mg. We believe that the primary competitors for Thalidomide Pharmion 50mg are Velcadetm from Millennium Pharmaceuticals Inc., a proteasome inhibitor, and potentially Revlimid® from Celgene, a small molecule compound that affects multiple cellular pathways and is currently being evaluated for a wide range of hematological cancers, including relapsed and refractory multiple myeloma and MDS. In addition, in certain of our markets, we face competition from other suppliers of generic or unlicensed forms of thalidomide, including compounding of thalidomide by pharmacists.
      Satraplatin — Competition for satraplatin may include other drugs either marketed or being developed for prostate cancer, as well as other platinum-based compounds and other chemotherapy drugs for other cancers. In the prostate cancer market, currently approved drugs include Emcyt® from Pfizer, Inc., Novantrone® from (osi) pharmaceuticals, Inc. and Serono S.A., Quadramet® from Schering AG and CYTOGEN Corporation, Metastron® from Amersham Health and Medi-Physics, Inc. and Taxotere® from Sanofi-Aventis S.A.. In addition to these drugs, there are other agents in development for both advanced HRPC and earlier stages of prostate cancer, which may compete with satraplatin. Examples of such drugs are atrasentan from Abbott Laboratories, calcitriol from Novacea Inc., Provenge® from Dendreon Corporation, and ixabepilone from Bristol-Myers Squibb Company. There are currently three marketed platinum-based drugs in the United States and in Europe. These are cisplatin, carboplatin and oxaliplatin. All three agents are administered intravenously and are not indicated for the treatment of prostate cancer. Another platinum-based drug, which is not currently on the market, is NX 473 (from NeoRx Corporation). NX 473 is administered intravenously and has shown activity for HRPC in a Phase II clinical trial. We are aware that other companies may be developing orally bioavailable, platinum-based compounds. We are not aware, however, of any other orally bioavailable, platinum-based compounds that are approved or are in Phase III clinical trials. Satraplatin could also be developed for the treatment of other cancers, either as a single agent or in combination with radiation therapy or other drugs. In these other clinical settings, it will also face competition from a variety of other anticancer drugs.
      We are aware that other companies may be developing orally bioavailable platinum-based compounds. We are not aware, however, of any other orally bioavailable platinum-based compounds that are approved or are in Phase III clinical trials. Satraplatin could also be developed for the treatment of other cancers, either as a single agent or in combination with radiation therapy or other drugs. In these other clinical settings, it will also face competition from a variety of other anticancer drugs.
      MGCD0103 — We believe the development of HDAC inhibitors to be very competitive. We are currently aware of 10 HDAC inhibitors currently in clinical development, with approximately 18 additional compounds in preclinical development. These compounds are being studied in a variety in cancers, including both solid tumors and hematological malignancies. Several of these compounds are in a more advanced stage of development than MGCD0103. We believe the compound in the most advanced stage of development to be Merck’s vorinostat (SAHA), which is the subject of several ongoing Phase II and Phase III clinical trials.
Clinical, Development and Regulatory Expense
      In the years ended December 31, 2005, 2004 and 2003, we incurred clinical, development and regulatory expense of $42.9 million, $28.4 million, and $24.6 million, respectively.
Employees
      As of March 9, 2006, we had 328 employees, consisting of 120 in regulatory affairs and clinical development, 153 in sales and marketing and 55 in general and administrative. We believe that our relations with our employees are good and we have no history of work stoppages.
      In February 2006, Judith A. Hemberger notified our Board of Directors of her intention to resign her positions as Executive Vice President, Chief Operating Officer and member of the Board of Directors of the company, effective April 1, 2006.

Item 1A.	Risk Factors.
      In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.
Risks Related to Our Business

We have a history of net losses, and may not maintain profitability in the future.
      Except for our most recent fiscal year, we have incurred annual net losses since our inception. As of December 31, 2005, we had an accumulated deficit of $135.8 million. Although we achieved profitability for our 2005 fiscal year, we expect to further increase our expenditures to:

•	commercialize our marketed products;

•	support our development efforts associated with completing clinical trials and seeking regulatory approvals of our products, including development expenses associated with our recently-acquired product candidates, satraplatin and MGCD0103;

•	satisfy our obligations to make milestone payments under the existing license agreements for our product candidates; and

•	acquire additional product candidates or companies.
      Accordingly, we do not expect to maintain profitability during our 2006 fiscal year and we are unsure as to when we will again achieve profitability for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

Our existing commercial business is largely dependent on the success of Vidaza.
      Sales of Vidaza account for a significant portion of our total product sales. For the fiscal year ended December 31, 2005, Vidaza net sales represented 57% of our total net sales. Vidaza sales have not increased significantly over the past several calendar quarters. In addition, Vidaza will face increased competition from Revlimidtm, which was recently approved for marketing by the FDA as a treatment for a subset of low-risk MDS patients, and we may face competition from new therapeutics for treating MDS under development by our competitors that are currently being considered for approval by the FDA. The commercial success of Vidaza and future growth in Vidaza sales will depend, among other things, upon:

•	continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS;

•	the success of our current survival clinical trial for Vidaza in MDS;

•	our ability to achieve a marketing authorization for Vidaza in Europe and in other countries; and

•	our ability to expand the indications for which we can market Vidaza.
      As a consequence, we cannot make assurances that Vidaza will gain increased market acceptance from members of the medical community or that the acceptance of Vidaza we have observed thus far will be maintained. Even if Vidaza does gain increased market acceptance, we may not be able to maintain that market acceptance over time if these new products are introduced and are more favorably received than Vidaza or render Vidaza obsolete.
      Regulatory authorities in our markets subject approved products and manufacturers of approved products to continual regulatory review. Previously unknown problems, such as unacceptable toxicities or side effects, may only be discovered after a product has been approved and used in an increasing number of patients. If this occurs, regulatory authorities may impose labeling restrictions on the product that could affect its commercial viability or could require withdrawal of the product from the market. Accordingly, there is a risk that we will discover such previously unknown problems associated with the use of Vidaza in patients, which could limit sales growth or cause sales of Vidaza to decline.

We may not receive regulatory approvals for our product candidates, including thalidomide, satraplatin or, outside of the United States, for Vidaza, or approvals may be delayed.
      Our ability to fully commercialize thalidomide and satraplatin is subject to regulatory approval by governmental authorities in Europe and our other markets, and our ability to commercialize Vidaza outside the U.S. is subject to regulatory approval by governmental authorities in Europe and elsewhere. The regulatory review and approval process to obtain marketing approval, even for a drug that is approved in other jurisdictions, takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing by regulatory authorities could delay, limit or prevent regulatory approval of a product candidate.
      In July 2005, we announced the completion of the scientific advice procedure with the EMEA regarding the clinical data needed to support a marketing authorization for thalidomide in relapsed/ refractory multiple myeloma. Based on this scientific advice, we initiated a four arm randomized study of 400-500 patients in this indication in February 2006. We expect to complete the study in 2007. In January 2006, we announced that, pending further data review and communication with the European regulatory authorities, we expect that the results of a pivotal Phase III multiple myeloma trial conducted by Celgene Corporation will form the basis of a new MAA for thalidomide in the treatment of first-line treatment of multiple myeloma in Europe. Just before our announcement, Celgene announced that the study met the pre-specified interim endpoint for efficacy and would be stopped. We cannot assure you that the results of this trial or our ongoing clinical trials for thalidomide will support our applications for these regulatory approvals.
      In November 2005, we withdrew our previously filed MAA with the EMEA for Vidaza, based on the EMEA’s stated view that additional clinical data would be required before it can reach an opinion on whether or not Vidaza should be approved as a treatment of MDS. We have previously initiated a clinical study of 354 high-risk MDS patients with overall survival as the primary endpoint of the study, which we expect to complete in 2007. If the results of this study are positive, we intend to submit a new MAA for Vidaza with the EMEA based on data from this study.
      In addition, we have recently acquired marketing rights to satraplatin in Europe and certain other countries from GPC Biotech AG. Satraplatin is the subject of an ongoing Phase III clinical trial as a second-

line chemotherapy treatment for patients with HRPC. Based on data from this trial, we expect to file an MAA in Europe in 2007.
      We cannot assure you that the results of these studies for Vidaza or satraplatin will be positive or, even if either study is positive, that the EMEA will accept the results of the studies as the basis for a marketing approval.
      The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market, and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure regulatory approval to commercialize a product. Some companies that have believed their products performed satisfactorily in clinical trials have nonetheless failed to obtain regulatory approval of their products. We will not be able to market thalidomide, Vidaza or satraplatin in any country where the drug is not approved, and if thalidomide, Vidaza or satraplatin is not approved for sale in a market where we have acquired rights to the product, we will only be able to sell it in such market, if at all, on a compassionate use or named patient basis, which will limit sales.

Thalidomide’s history of causing birth defects may prevent it from becoming commercially successful.
      At the time thalidomide first came on the market in the late 1950’s and into the early 1960’s, it was not known that the drug could cause birth defects in babies born to women who had taken the drug while pregnant. Although no proper census was ever taken, it has been estimated that there were between 10,000 and 20,000 babies born with birth defects as a result of thalidomide. The majority of these births were in the U.K. and Germany, two of our largest target markets for sales of thalidomide. As a result, thalidomide’s historical reputation in our target markets may delay or prevent regulatory approval in Europe or may present a substantial barrier to its market acceptance. Thalidomide’s potential for causing severe birth defects and its negative historical reputation may limit the extent of its market acceptance among both doctors and patients, despite the efficacy that it has been proven to have in patients afflicted with a number of different diseases. In addition, any report of a birth defect attributed to the current use of thalidomide could result in a material decrease in our sales of thalidomide, and may result in the forced withdrawal of thalidomide from the market.

If the third party manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of, or be unable to meet demand for, our products and may lose potential revenues.
      We do not manufacture any of our products and we do not plan to develop any capacity to do so. We have contracted with third-party manufacturers to manufacture each of our products. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers may not perform as agreed or may terminate their agreements with us.
      Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with cGMP regulations and guidelines. In addition, before any product batch produced by our manufacturers can be shipped, it must conform to release specifications pre-approved by regulators for the content of the pharmaceutical product. The manufacturing process for Vidaza is very complex. There is a risk that our manufacturers will not comply with all applicable regulatory standards, and may not be able to manufacture Vidaza on a commercial scale that conforms on a consistent basis to our release specifications approved by the FDA.
      To date, we have relied on sole sources for the manufacture of our products and, although we are in the process of qualifying a second-source manufacturer for the fill and finishing processes for Vidaza, we do not have operational alternate manufacturing facilities in place at this time. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our products.
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
      Our operating results may vary significantly from period to period due to many factors, including the amount and timing of sales of our products, underlying demand and wholesaler buying patters for Vidaza, the availability and timely delivery of a sufficient supply of our products, the timing and amount of operating expenses, particularly for development activities, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement and the timing of regulatory submissions and approvals. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

Our effective tax rate has, and likely will continue to, vary significantly from period to period. Increases in our effective tax rate would have a negative effect on our results of operations.
      Our effective tax rate has varied significantly since our inception. This is largely due to the fact that we are subject to income taxes in a number of jurisdictions. The tax provision for each country is based on pre-tax earnings or losses in each specific country, and tax losses in one country cannot be used to offset taxable income in other countries. As a result, our consolidated effective tax rate has historically been far in excess of U.S. statutory tax rates. We expect this trend will continue for the foreseeable future
      Since our inception, we have had minimal or no provision for U.S. income taxes due to incurring losses in the U.S. or, in the case of 2005, utilizing tax net operating loss carryforwards to offset taxable income in the U.S. As of December 31, 2005 we had approximately $131 million in U.S. federal and foreign tax loss carryforwards, including approximately $35 million in U.S. loss carryforwards and $86 million in Swiss tax loss carryforwards. U.S. net operating loss carryforwards are subject to “change of ownership” limitations under Sections 382 of the Internal Revenue Code and may also be subject to various other limitations on the amounts utilized. A change in ownership last occurred in 2001, but that change had minimal impact on the availability of net operating loss carryforwards as the majority of the losses were incurred subsequent to the change in ownership. We anticipate that a second change in ownership may occur in 2006. If so, the amount of net operating loss carryforwards available in 2006 and in subsequent years may be reduced significantly. If we maintain profitability in the U.S., the reduction in the availability of net operating loss carryforwards may result in an increase in U.S. income tax expense and our overall effective tax rate. This in turn would result in a reduction in our net income and net income per share beginning with the quarter of implementation.

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are important to our business.
      We license commercialization rights to products and technology that are important to our business, and we expect to enter into similar licenses in the future. For instance, we acquired rights to certain intellectual property and technology for Vidaza, thalidomide, satraplatin and MGCD0103 through exclusive licensing arrangements with third parties. Under these licenses we are subject to commercialization and development, sublicensing, royalty, milestone payments, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results.

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
      Other pharmaceutical companies may develop generic versions of our products that are not subject to patent protection or otherwise subject to orphan drug exclusivity or other proprietary rights. In particular, because we have only limited patent protection for thalidomide, we face substantial competition from generic versions of thalidomide throughout Europe and other territories in which we sell thalidomide without orphan drug exclusivity. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in sales of our products.
      The primary competition and potential competition for our products currently are:

•	Vidaza: Thalomid® and Revlimidtm, each from Celgene, and Dacogentm from Supergen Inc., with marketing rights held by MGI Pharma, Inc., which like Vidaza, is a demethylating agent;

•	Thalidomide: Velcadetm from Millennium Pharmaceuticals Inc., and Revlimidtm from Celgene Corporation, in addition to competing sales of other versions of thalidomide described above;

•	Satraplatin: Emcyt® from Pfizer Inc.; Novantrone® from (osi) pharmaceuticals/ Serono, Inc.; Quadramet® from Schering AG/Cytogen Corporation; Metastron® from Amersham Health/ Medi-Physics, Inc.; and Taxotere® from Sanofi Aventis SA, as approved drugs. There are other agents in development for prostate cancer, including pemetrexel from Eli Lilly and Company; calcitriol from Novacea, Inc.; Provenge® from Dendreon Corporation; ixabepilone from Bristol-Myers Squibb Co.; Avastin from Genentech Inc.; Velcade® from Millenium Pharmaceuticals Inc./ Johnson & Johnson Pharmaceutical Research & Development LLC; and Nexavar® from Onyx Pharmaceuticals, Inc./ Bayer Pharmaceuticals Corporation;

•	Innohep: Lovenox®, from Sanofi-Aventis; Fragmin®, from Pfizer Inc.; and Arixtra, from GlaxoSmithKline plc; and

•	Refludan: Argatroban, from GlaxoSmithKline.
      Dacogen is currently under review for regulatory approval by the FDA and Revlimid was recently approved by the FDA as a treatment for certain low risk MDS patients and is currently under review for regulatory approval by the EMEA. In addition to these products, there are additional products in clinical development for the treatment of MDS and the enrollment of patients in clinical trials for these products may reduce the number of patients that will receive Vidaza treatment. We also face competition for Vidaza from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors.
      In addition, MGCD0103, a histone deacetylase (HDAC) inhibitor recently licensed by us from MethylGene Inc., is in a very early stage of development and we do not anticipate completing clinical trials for several years. However, several other HDAC inhibitors are in more advanced clinical trials, including SAHA from Merck & Co., Inc., and may reach the market before MGCD0103. If this occurs, the market potential for MGCD0103 may be significantly reduced.

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of product sales that we recognize in a particular period.
      The majority of our sales of Vidaza in the United States are made to independent pharmaceutical wholesalers, including specialty oncology distributors, which, in turn, resell the product to an end user customer (normally a clinic, hospital, alternative healthcare facility or an independent pharmacy). Inventory in the distribution channel consists of inventory held by these wholesalers. Our product sales in a particular period are impacted by increases or decreases in the distribution channel inventory levels. We cannot significantly control or influence the purchasing patterns or buying behavior of independent wholesalers or end users. Although our wholesaler customers typically buy product from us only as necessary to satisfy projected end user demand, we cannot predict future wholesalers buying practices. For example, wholesalers may engage in speculative purchases of product in excess of the current market demand in anticipation of future price increases. Accordingly, purchases by any given customer, during any given period, may be above or below actual patient demand of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel. If distribution channel inventory levels substantially exceed end user demand, we could experience reduced revenue from sales in subsequent periods due to a reduction in end user demand.
      Furthermore, our customer base is highly concentrated. Net sales generated from our largest three wholesale customers in the U.S. totaled approximately 45% of our total consolidated net sales for the year ended December 31, 2005. If any of these customers becomes insolvent or disputes payment of the amount it owes us, it would adversely affect our results of operations and financial condition.

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
      Any product candidate we license or acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to the risks of failure inherent in pharmaceutical product development, including the possibility that the product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. Even where we are successful in gaining approval for product candidates we acquire, we cannot assure you that those products will be manufactured or produced economically, successfully commercialized or widely accepted in the marketplace. In addition, we will be required to integrate any acquired products into our existing operations, including satraplatin and MGCD0103, products that we have only recently acquired. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the products.
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

We may not be able to obtain sufficient product liability insurance on commercially reasonable terms or with adequate coverage for thalidomide.
      Historically, the vast majority of product liability insurers have been unwilling to write any product liability coverage for thalidomide. Although we currently have product liability coverage for thalidomide that we believe is appropriate, if our sales of this product grow in the future, our current coverage may be insufficient. We may be unable to obtain additional coverage on commercially reasonable terms if required, or our coverage may be inadequate to protect us in the event claims are asserted against us. In addition, we might be unable to renew our existing level of coverage if there were a report of a birth defect attributable to the current use of thalidomide, whether or not sold by us.

Failure to achieve our sales targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities.
      We will need to generate greater sales to maintain profitability on an annual basis. The product development, including clinical trials, manufacturing development and regulatory approvals of Vidaza, thalidomide, satraplatin and MGCD0103, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.
      We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
      Our industry has experienced a high rate of turnover of management personnel in recent years. We are highly dependent on our senior management team, whose services are critical to the successful implementation of our business strategies. Each of our senior executives have entered into an employment agreement with us for a term that runs until the agreement is otherwise terminated by us or them. These employment agreements provide that the executive cannot compete with us for a period of one year after his or her employment with us is terminated. If we lose the services of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. We do not maintain key person life insurance on any of the members of our senior management. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel.

We have limited patent protection for our current products, and we may not be able to obtain, maintain and protect proprietary rights necessary for the development and commercialization of our products or product candidates.
      Our commercial success will depend in part on obtaining and maintaining a strong proprietary position for our products both in the U.S., Europe and elsewhere. We currently own or have exclusive rights to issued patents and pending patent applications covering thalidomide from Celgene Corporation, Vidaza, from Pfizer, Inc., satraplatin from GPC Biotech AG and MGCD0103 from MethylGene Inc. We have limited patent protection for Vidaza, currently consisting of two issued patents covering certain polymorphic forms of Vidaza drug substance and methods of isolating a crystalline form of Vidaza drug substance. In addition, in May 2004 the FDA awarded orphan drug exclusivity to Vidaza for the treatment of MDS patients, which lasts for seven years from the date granted. Given the limited patent protection for Vidaza, we must still rely in large part on orphan drug exclusivity to protect and enhance our competitive position in the U.S., and we will rely on orphan drug designation and data exclusivity available in the E.U., if and when Vidaza is approved for marketing in Europe. However, orphan drug exclusivity does not prohibit competitors from developing or marketing different drugs for an indication or from independently developing generic versions of Vidaza for different indications. In addition, while we are selling thalidomide on a compassionate use and named patient basis, we do not have orphan drug exclusivity and we must rely on our use patent protection to prevent competitors from selling thalidomide in our markets until we are granted a marketing authorization. Finally, the primary European patents we have licensed for satraplatin expire in 2009 and, therefore, we will be relying on supplementary protection certificates to extend patent protection and on data exclusivity available in the E.U. if and when we achieve marketing approval for this product.
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
      We intend to seek patent protection whenever it is available for any products or product candidates we acquire in the future. However, any patent applications for future products or pending applications for our existing products may not issue as patents, and any patent issued on such products may be challenged, invalidated, held unenforceable or circumvented. Furthermore, the claims in patents that do ultimately issue on those patent applications may not be sufficiently broad to prevent third parties from commercializing competing products. In addition, the laws of various foreign countries in which we compete may not protect the intellectual property on which we may rely to the same extent as do the laws of the U.S. If we fail to obtain adequate patent protection for our products, our ability to compete could be impaired.

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
      We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting policies. A change in those accounting principles or interpretations could have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced or adopted. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised. In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123 to require the recognition of employee stock options as compensation based on their fair value at the time of grant (with limited exceptions). As a result of these new rules, on January 1, 2006 we changed our accounting policies and will thereafter record an expense for our stock-based compensation plans based on the estimated fair value of options granted, which will result in additional accounting charges as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Standards.

Our business is subject to economic, political, regulatory and other risks associated with international sales and operations.
      Since we sell our products in Europe, Australia and many additional countries, our business is subject to risks associated with conducting business internationally. We anticipate that sales from international operations will continue to represent a substantial portion of our total sales. In addition, a number of our suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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
Risks Related to Our Industry

Our ability to generate sales from our products will depend on reimbursement and drug pricing policies and regulations.
      Our ability to achieve acceptable levels of reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize, and attract collaborative partners to invest in the development of, product candidates. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services, or CMS, changed the methodology for Medicare reimbursement of pharmaceutical products administered in physician offices and hospital outpatient facilities, including Vidaza and Innohep. Under these regulations, reimbursements are the average selling price, or ASP, of a product plus 6%, rather than a specified discount from the average wholesale price, or AWP, as was the case under prior regulations. The ASP-based reimbursement regime generally reduced the reimbursement physicians receive under Medicare for most office-administered injectable drugs, including Vidaza and Innohep. The changes made to date have not yet resulted in an adverse affect on reimbursement for our products, however we cannot predict the impact, if any, that future reimbursement policies will adversely affect product use by physicians, thereby reducing our sales for these products.
      In other countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals and the level of reimbursement are subject to strict governmental control. We cannot be sure that reimbursement in the U.S., Europe or elsewhere will be available for any products we may develop or, if already available, will not be decreased or eliminated in the future. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products, and may not be able to obtain a satisfactory financial return on our products.
      Third-party payers increasingly are challenging prices charged for medical products and services. Also, the trend toward managed health care in the U.S. and the changes in health insurance programs, as well as legislative proposals to reform health care or reduce government insurance programs, may result in lower prices for pharmaceutical products, including any products that may be offered by us. Cost-cutting measures that health care providers are instituting, and the effect of any health care reform, could harm our ability to sell any products that are successfully developed by us and approved by regulators. Moreover, we are unable to predict what additional legislation or regulation, if any, relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect this legislation or regulation would have on our business. In the event that governmental authorities enact legislation or adopt regulations that affect third-party coverage and reimbursement, demand for our products may be reduced thereby harming our sales and profitability.

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

Our stock price has been and may continue to be volatile and your investment in our common stock could suffer a decline in value
      Our common stock has been and in the future may be subject to substantial price volatility. During the period January 1, 2005 to December 31, 2005, the closing price of our common stock ranged from a high of $44.55 per share to a low of $16.49 per share.
      Some specific factors that could have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of clinical trial results or regulatory approval of new products;

•	changes in our growth rates or our competitors’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our products;

•	public concern as to the safety of our products;

•	changes in health care, drug pricing or reimbursement policies in a country where we sell our products;

•	our inability to raise additional capital;

•	our ability to grow through successful product acquisitions and in-licensing agreements;

•	conditions of the pharmaceutical industry or in the financial markets or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the pharmaceutical industry generally.

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      We lease approximately 29,000 square feet of space in our headquarters in Boulder, Colorado under a lease that expires in 2008. We also lease approximately 26,000 square feet of office space in Windsor in the United Kingdom. That lease expires in 2010 and has a renewal option for an additional five years. We also lease clinical development, sales and marketing, and support offices in other parts of the U.S. and abroad. We have no laboratory, research or manufacturing facilities. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings.
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
      We are the exclusive sub-licensee under EP 0 688 211 throughout Europe, pursuant to an agreement with Celgene Corporation. Celgene is the worldwide exclusive licensee under this patent pursuant to an agreement with the patentee, Children’s Medical Center Corporation. Celgene and Children’s Medical Center Corporation are co-plaintiffs to the proceedings in Greece, while Pharmion is the sole plaintiff in Denmark. We are seeking injunctive relief that prevents the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in Greece and Denmark respec-

tively, and damages against the defendants. We do not expect decisions on the merits to be rendered in the various proceedings until late 2006 at the earliest.
      No material developments to these matters have occurred during the fourth quarter of the fiscal year ended December 31, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Holders
      Our common stock is traded on the NASDAQ National Market under the symbol “PHRM.” Trading of our common stock commenced on November 6, 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by the NASDAQ National Market:

	High	Low

Year Ended December 31, 2004
First Quarter	$24.70	$14.72
Second Quarter	$49.79	$20.60
Third Quarter	$58.49	$40.37
Fourth Quarter	$53.35	$41.48
Year Ended December 31, 2005
First Quarter	$44.55	$28.75
Second Quarter	$29.35	$18.68
Third Quarter	$30.12	$21.05
Fourth Quarter	$22.45	$16.49
      On March 14, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $17.56 per share.
      American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock. As of the close of business on March 14, 2006, we had approximately 76 holders of record of our common stock.
Dividends
      We have never paid any cash dividends on our capital stock and do not intend to pay any such dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
As of December 31, 2005

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding Options	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)(2)	3,386,858	$20.60	1,706,633
Equity compensation plans not approved by security holders	—	—	—

Total	3,386,858	$20.60	1,706,633

(1)	As of December 31, 2005, 5,258,000 shares were reserved for issuance under our 2000 Stock Incentive Plan (the “2000 Plan”). This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2000 Plan will be increased by 500,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary. In June 2005, in addition to the 500,000 share evergreen increase, shareholders approved an amendment to the 2000 Plan to increase the number of shares reserved for issuance by 1,500,000 for a total increase of 2,000,000 in 2005.

(2)	As of December 31, 2005, 575,000 shares were reserved for issuance under our 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”). This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2001 Plan will be increased by 50,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary. In June 2005, in addition to the 50,000 share evergreen increase, shareholders approved an amendment to the 2001 Plan to increase the number of shares reserved for issuance by 100,000 for a total increase of 150,000 in 2005.
Recent Sales of Unregistered Securities
      None.
Purchases of Equity Securities by the Registrant and Affiliated Purchasers.
      None.

Item 6.	Selected Financial Data.
      In the table below, we provide you with our selected consolidated financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The pro forma net loss attributable to common stockholders per common share and shares used in computing pro forma net loss attributable to common stockholders per common shares reflect the conversion of all outstanding shares of our redeemable convertible preferred stock as of January 1, 2001 or the date of issuance, if later. The net loss per share data and pro forma net loss per share data do not include the effect of any options or warrants outstanding as they would be anti-dilutive. For further discussion of earnings per share, please see note 2 to our consolidated financial statements.

	Years Ended December 31,

	2005	2004	2003(1)(2)	2002	2001

	(In thousands, except share and per share data)
Consolidated Statements of Operations Data:
Net sales	$221,244	$130,171	$25,539	$4,735	$—
Operating expenses:
Cost of sales, inclusive of
royalties, exclusive of product
rights amortization	59,800	43,635	11,462	1,575	—
Clinical, development and regulatory	42,944	28,392	24,616	15,049	6,009
Acquired in process research	21,243	—	—	—	—
Selling, general and administrative	83,323	66,848	36,109	23,437	8,322
Product rights amortization	9,345	3,395	1,972	375	—

Total operating expenses	216,655	142,270	74,159	40,436	14,331

Income (loss) from operations	4,589	(12,099)	(48,620)	(35,701)	(14,331)
Other income (expense) net	6,474	2,415	(154)	1,109	621

Income (loss) before taxes	11,063	(9,684)	(48,774)	(34,592)	(13,710)
Income tax expense	8,794	7,853	1,285	105	—

Net income (loss)	2,269	(17,537)	(50,059)	(34,697)	(13,710)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(10,091)	(8,576)	(2,458)

Net income (loss) attributable to common stockholders	$2,269	$(17,537)	$(60,150)	$(43,273)	$(16,168)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.07	$(0.63)	$(14.70)	$(57.58)	$(23.99)
Diluted	$0.07	$(0.63)	$(14.70)	$(57.58)	$(23.99)
Shares used in computing net income (loss) attributable to common stockholders per common share:
Basic	31,836,783	27,933,202	4,093,067	751,525	673,822
Diluted	32,875,516	27,933,202	4,093,067	751,525	673,822
Pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock, basic and diluted (unaudited)	N/A	N/A	$(2.66)	$(2.47)	$(2.26)
Shares used in computing pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock basic and diluted	N/A	N/A	18,791,015	14,072,707	6,060,284

	As of December 31,

	2005	2004	2003(1)(2)	2002	2001

	(In thousands)
Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments	$243,406	$245,543	$88,542	$62,604	$68,444
Working capital	226,620	233,366	86,539	60,891	66,568
Total assets	432,630	411,230	145,473	80,847	70,278
Convertible notes	—	—	13,374	—	—
Other long-term liabilities	3,738	3,824	8,144	190	—
Redeemable convertible preferred stock	—	—	—	135,987	87,790
Accumulated deficit	(135,827)	(138,096)	(120,559)	(62,950)	(19,697)
Total stockholders’ equity (deficit)	346,624	351,953	104,914	(62,216)	(19,783)

(1)	We acquired Laphal Developpement S.A. on March 25, 2003 and its operations are included in our results since that date.

(2)	In November 2003 we completed our initial public offering, which resulted in $76.2 million of net proceeds through the issuance of 6,000,000 shares of common stock. Concurrent with effective date of the initial public offering, all outstanding shares of our redeemable convertible preferred stock were converted into 17,030,956 shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      The following discussion should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document.
Overview
      We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in numerous additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to six products, including four that are currently marketed or sold on a compassionate use or named patient basis, and two products that are in varying stages of development.
      In May 2004, Vidaza® was approved for marketing in the U.S. and we commenced sales of the product in July 2004. Pending positive data from an ongoing Phase III/IV study expected to be available at the end of 2006, we plan to file for marketing approval in the European Union (E.U.) in early 2007. Until Vidaza is approved, we intend to sell Vidaza on a compassionate use and named patient basis throughout the major markets in the E.U. We have filed in Europe for approval to market Vidaza in certain international markets and these submissions are under review by the respective regulatory authorities. Thalidomide Pharmion 50mgtm is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization in those markets. Pending our positive review of data from a Phase III study, we also expect to submit for marketing approval in the E.U. in early 2007. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets.
      In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, the only oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Enrollment in a Phase III study examining satraplatin as a treatment for hormone refractory prostate cancer was completed in the fourth quarter of 2005. Data from this study is expected in the second half of 2006 and if positive, we expect to submit for marketing approval in the E.U. in early 2007.

      Subsequent to December 31, 2005, we entered into a license and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s histone deacetylase (HDAC) inhibitors in North America, Europe, the Middle East and certain other international markets, including MGCD0103, MethylGene’s lead HDAC inhibitor, which is currently in several Phase I and Phase II clinical trials.
      With our combination of regulatory, development and commercial capabilities, we intend to continue to build a balanced portfolio of approved and pipeline products targeting the hematology and oncology markets. We had total sales of $221.2 million, $130.2 million and $25.5 million in 2005, 2004 and 2003, respectively.
Critical Accounting Policies

Revenue Recognition
      We sell our products to wholesale distributors and, for certain products, directly to hospitals and clinics. Revenue from product sales is recognized when ownership of the product is transferred to our customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Within the U.S. and certain foreign countries revenue is recognized upon shipment (freight on board shipping point) since title to the product passes and our customers have assumed the risks and rewards of ownership. In certain other foreign countries, it is common practice that ownership transfers upon receipt of product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title to the product effectively transfers.
      We record allowances for product returns, chargebacks, rebates and prompt pay discounts at the time of sale, and report revenue net of such amounts. In determining allowances for product returns, chargebacks and rebates, we must make significant judgments and estimates. For example, in determining these amounts, we estimate end-customer demand, buying patterns by end-customers and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
      The nature of our allowances requiring accounting estimates, and the specific considerations we use in estimating their amounts, are as follows:
      • Product returns. Our customers have the right to return any unopened product during the 18-month period beginning 6 months prior to the labeled expiration date and ending 12 months past the labeled expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to wholesalers might remain in their inventory or in end-customers’ inventories to within 6 months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.
      To estimate the likelihood of product remaining in our wholesalers’ inventory, we rely on information from our wholesalers regarding their inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. We believe the information from our wholesalers and third party sources is a reliable indicator of trends, but we are unable to verify the accuracy of such data independently. We also consider our wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
      Since we do not have the ability to track a specific returned product back to its period of sale, our product returns allowance is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf live of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates.
      For the years ended December 31, 2005 and 2004, $0.1 million and $0.2 million of product was returned to us, representing approximately 0.04% and 0.15% of net sales revenue, respectively. The allowance for returns was $0.6 million at both December 31, 2005 and 2004. Due to the small amount of returned product during 2005 and 2004, fluctuations between our estimates and actual product returned were minimal.

However, a 10% change in the provision for product returns for the years ended December 31, 2005 and 2004 would have had an approximate $0.1 million effect on our reported net sales for both years.
      • Chargebacks and rebates. Although we sell our products in the U.S. primarily to wholesale distributors, we typically enter into agreements with certain governmental health insurance providers, hospitals, clinics, and physicians, either directly or through group purchasing organizations acting on behalf of their members, to allow purchase of our products at a discounted price and/or to receive a volume-based rebate. We provide a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price. Rebates are paid directly to the end-customer, group purchasing organization or government insurer.
      As a result of these contracts, at the time of product shipment we must estimate the likelihood that product sold to wholesalers might be ultimately sold to a contracting entity or group purchasing organization. For certain end-customers, we must also estimate the contracting entity’s or group purchasing organization’s volume of purchases.
      We estimate our chargeback allowance based on our estimate of the inventory levels of our products in the wholesaler distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. We estimate our Medicaid rebate and commercial contractual rebate accruals based on estimates of usage by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and terms of our contractual and regulatory obligations.
      At December 31, 2005 and 2004, our allowance for chargebacks and rebates was $2.6 million and $2.7 million, respectively. During 2005 and 2004, our estimates, compared with actual chargebacks and rebates processed, fluctuated by as much as 6%. A 6% change in the provision for chargebacks and rebates for the years ended December 31, 2005 and 2004 would have had an approximate $0.9 million and $0.5 million effect on our reported net sales for those years, respectively.
      • Prompt pay discounts. As incentive to expedite cash flow, we offer some customers a prompt pay discount whereby if they pay their accounts within 30 days of product shipment, they may take a 2% discount. As a result, we must estimate the likelihood that our customers will take the discount at the time of product shipment. In estimating our allowance for prompt pay discounts, we rely on past history of our customers’ payment patterns to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, we increase our allowance accordingly
      At December 31, 2005 and 2004, our allowance for prompt pay discounts was $0.5 million and $0.3 million, respectively. Fluctuations between our estimates and actual discounts taken were minimal in 2005 and 2004, approximating 5%, as most of our customers take advantage of the prompt pay discount. A 5% change in our provision for prompt pay discounts for the years ended December 31, 2005 and 2004 would have had an approximate $0.2 million and $0.1 million effect on our reported net sales for those years, respectively.
      We have adjusted our allowances for product returns, chargebacks and rebates and prompt pay discounts in the past based on our actual experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor our allowances and make adjustments when we believe our actual experience may differ from our estimates.

      The following table provides a summary of activity with respect to our allowances for the years ended December 31, 2005 and 2004 (amounts in thousands):

	Product	Chargebacks	Prompt Pay
	Returns	and Rebates	Discounts

Balance at December 31, 2003	$84	$634	$14
Current year provision	673	8,130	1,310
Actual credits or payments issued	(162)	(6,087)	(1,009)

Balance at December 31, 2004	595	2,677	315
Current year provision	94	14,182	3,097
Actual credits or payments issued	(77)	(14,273)	(2,957)

Balance at December 31, 2005	$612	$2,586	$455

Inventories
      Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We periodically review inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. We estimate reserves for excess and obsolete inventories based on inventory levels on hand, future purchase commitments, product expiration dates and current and forecasted product demand. If an estimate of future product demand suggests that inventory levels are excessive, then inventories are reduced to their estimated net realizable value. For the years ended December 31, 2005, 2004 and 2003, we recorded a provision to reduce the estimated net realizable value of obsolete and short-dated inventory by $0.6 million, $1.4 million, and $1.8 million, respectively.

Long-Lived Assets
      Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value. The process of calculating the expected future cash flows involves estimating future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net book value of our product rights and property and equipment was $110.7 million and $112.8 million at December 31, 2005 and 2004, respectively.

Goodwill
      In association with a business acquisition in 2003 and related milestone payments that were made in 2004 and 2005, goodwill was created. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. SFAS No. 142 requires us to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, we will record the impairment charge in the statement of operations in the period it is discovered. The process of reviewing for impairment of goodwill is similar to that of long-lived assets in that expected future cash flows are calculated using estimated future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net book value of our goodwill was $12.9 million and $9.4 million at December 31, 2005 and 2004, respectively.

Acquired In-Process Research
      In December 2005, we entered into a co-development and licensing agreement with GPC Biotech whereby we acquired commercialization rights to a drug development candidate called satraplatin in Europe, the Middle East, Turkey, Australia and New Zealand. Satraplatin is in Phase III development for the treatment of hormone refractory prostate cancer. Under terms of the license agreement, we made an up front payment to GPC Biotech of $37.1 million, which included $21.2 million for reimbursement for past satraplatin development costs incurred by GPC Biotech. This portion of the up front payment was immediately expensed as acquired in-process research as satraplatin has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
Recently Issued Accounting Standards

Accounting for Stock-Based Compensation
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the grant-date fair value of the award.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using the intrinsic value provisions of APB No. 25 and, as such, generally recognized no compensation costs for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method is expected to impact our results of operations. The impact of the adoption of SFAS No. 123(R) cannot be quantified at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earning per share in Note 2, Summary of Significant Accounting Policies — Accounting for Stock-Based Compensation, of Notes to Consolidated Financial Statements, except for the acceleration of $15.8 million of expense reflected in the year ended December 31, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.
      We are required to adopt the standard as of January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

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
      At this time, we expect to use the modified prospective method. We are also considering the implementation guidance for SFAS No. 123(R) issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of SFAS No. 123(R).

Results of Operations

Comparison of Years Ended December 31, 2005, 2004 and 2003
      Net Sales. Net sales for the years ended December 31, 2005, 2004 and 2003 were as follows.

	2005	2004	2003

	(In thousands)
Net sales — U.S.	$130,886	$55,642	$3,751
Net sales — Europe and other countries	$90,358	$74,529	$21,788

Total net sales	$221,244	$130,171	$25,539
Increase from prior year	$91,073	$104,632	$20,804
% Change from prior year	70.0%	409.7%	439.4%
      The increase in net sales for the year ended December 31, 2005 as compared to 2004 is the result of having a whole year of Vidaza sales in 2005 versus one half of a year in 2004 due to the commercial launch of Vidaza in the U.S. on July 1, 2004. Net sales of Vidaza were $125.6 million in 2005 as compared with $47.1 million in 2004. Additionally, Europe and other international markets experienced continued growth in compassionate use and named patient sales of thalidomide resulting in 2005 net sales of $79.4 million versus $65.3 million in 2004. The factors impacting thalidomide sales vary from country to country, however, the largest impact on the increased sales was the result of expansion into new markets and increase in demand. These growth drivers have been partially offset by the strengthening of the U.S. dollar against the euro and British pound sterling during 2005 as well as by a decline in sales in one country due to the implementation of new regulations that limit the reimbursement of drugs sold without marketing authorization, such as thalidomide. Furthermore, while both Vidaza and thalidomide sales have increased in 2005 versus 2004, sales levels have flattened on a sequential quarterly basis during 2005.
      The increase in sales for the year ended December 31, 2004 as compared to 2003 was due primarily to the launch of Vidaza in the U.S. on July 1, 2004 as well as growth in compassionate use and named patient sales of thalidomide in Europe and other international markets. Vidaza sales for 2004 totaled $47.1 million. Thalidomide sales totaled $65.3 million in 2004, compared to $15.6 million in 2003. We began selling thalidomide on a compassionate use or named patient basis in France and Belgium in April 2003. In July 2003, we began selling thalidomide in additional countries in Europe and other international markets. The growth in thalidomide sales experienced in 2004 was due both to increased volume of product sold as well as an increase in the average selling price of thalidomide in certain markets.
      Reductions from gross to net sales, which include product returns, chargebacks, rebates and prompt pay discounts totaled $17.4 million, $10.1 million and $2.4 million for the years ended, December 31, 2005, 2004 and 2003, respectively. The $7.3 million increase in 2005 over 2004 and the $7.7 million increase in 2004 over 2003 is attributed primarily to the launch of Vidaza in 2004 and the increased gross revenue that was derived from it. Although the dollar amount of reductions to gross revenues increased in 2005 and 2004, the reduction as a percentage of gross sales decreased from 8.6% in 2003 to 7.2% in 2004 and 7.3% in 2005. This decrease is due to the launch of Vidaza as well as increased sales of thalidomide, as these products have fewer chargeback and rebate agreements than our other products.
      Cost of sales. Cost of sales includes the cost of product sold, royalties due on the sales of our products and the distribution and logistics costs related to selling our products. However, product rights amortization is excluded from cost of sales and included with operating expenses. Cost of sales for the years ended December 31, 2005, 2004 and 2003 were as follows.

	2005	2004	2003

	(In thousands)
Cost of sales	$59,800	$43,635	$11,462
Increase from prior year	$16,165	$32,173	$9,887
% Change from prior year	37.0%	280.7%	627.7%
As a % of net sales	27.0%	33.5%	44.9%

      Cost of sales increased in 2005 as compared with 2004 due to the increase in net sales for 2005. However, cost of sales as a percentage of net sales decreased from 33.5% in 2004 to 27.0% in 2005 due to two factors. First, we had a full year of Vidaza sales in 2005 compared to half of a year in 2004. Vidaza is one of our higher gross margin products with cost of sales as a percent of net sales of approximately 26%. Second, the renegotiation of our thalidomide license and product supply agreements in December 2004 reduced the overall royalty and product supply costs for thalidomide. This reduced the cost of net sales as a percent of net sales from 34% in 2004 to 25% in 2005.
      The increase in cost of sales in 2004 as compared to 2003 was attributable to the increase in net sales for 2004. The decrease in cost of sales as a percentage of net sales experienced in 2004 as compared to 2003 was largely due to charges totaling $2.1 million recorded in 2003 relating to obsolete Refludan product inventory. These charges increased cost of sales as a percentage of net sales by approximately 8 percentage points. The launch of Vidaza in 2004 also improved the overall gross margin as compared to 2003, reducing 2004 cost of sales as a percentage of net sales by approximately 4 percentage points as the Vidaza gross margin was higher than that of our other products on a combined basis.
      Clinical, development and regulatory expenses. Clinical, development and regulatory expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for both products in development as well as products being sold. Clinical, development and regulatory expenses for the years ended December 31, 2005, 2004 and 2003 were as follows.

	2005	2004	2003

	(In thousands)
Clinical, development and regulatory expenses	$42,944	$28,392	$24,616
Increase from prior year	$14,552	$3,776	$9,567
% Change from prior year	51.3%	15.3%	63.6%
      The increase in clinical, development and regulatory expenses for the year ended December 31, 2005 over 2004 is due primarily to $6.1 million of increased spending on clinical study costs related to ongoing survival and alternative dosing studies for Vidaza, $4.0 million on further development studies for thalidomide and $0.5 million for other products. Additionally, employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $1.9 million due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for Vidaza and thalidomide. The remaining increase of $2.1 million is due to costs related to the development of an oral formulation of Vidaza and the establishment of an alternate production facility in Europe.
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
      Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development is not reasonably estimable. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. The licensing of commercial rights to satraplatin and to MethylGene’s HDAC inhibitors in December 2005 and January 2006, respectively, will have a significant impact on our clinical, development and regulatory expenses for 2006. Pursuant to these license agreements, we are required to fund a significant percentage of the development expenses for these products. Combined with increased development activities for Vidaza and thalidomide, we expect our clinical, development and regulatory expenses for 2006 will increase by approximately 80% over the 2005 amount.
      Acquired in-process research. In December 2005, we entered into a co-development and licensing agreement with GPC Biotech AG whereby we acquired commercialization rights to a drug development candidate called satraplatin in Europe, the Middle East, Turkey, Australia and New Zealand. Satraplatin is in Phase III development for the treatment of hormone refractory prostate cancer. Under terms of the license agreement, we made an up front payment to GPC Biotech of $37.1 million in early January 2006, which included $21.2 million for reimbursement for past satraplatin development costs incurred by GPC Biotech. This portion of the up front payment was immediately expensed as acquired in-process research as satraplatin has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. No such expenses were incurred in 2004 or 2003. We will, however, record a similar charge of approximately $20 million in the first quarter of 2006 in connection with the up front payments made to MethylGene in connection with the acquisition of rights to their HDAC inhibitors.
      Selling, general and administrative expenses. Selling expenses include salaries and benefits for sales and marketing personnel, advertising and promotional programs, professional education programs and facility costs for our sales offices located throughout Europe, and in Thailand and Australia. General and administrative expenses include personnel related costs for corporate staff, outside legal, tax and auditing services, corporate facilities and insurance costs. Selling, general and administrative expenses for the years ended December 31, 2005, 2004 and 2003 were as follows.

	2005	2004	2003

	(In thousands)
Selling, general and administrative expenses	$83,323	$66,848	$36,108
Increase from prior year	$16,475	$30,740	$12,672
% Change from prior year	24.6%	85.1%	54.1%
      Selling, general and administrative expenses have continued to increase significantly over the three year period ended December 31, 2005 due to the establishment and expansion of our commercial organizations in the U.S., Europe, and Australia to support the selling of our products in those markets. Our general and administrative functions also expanded over this period to support the growth of our business and the additional requirements of becoming a publicly held company.
      Sales and marketing expenses totaled $59.1 million for 2005, an increase of $12.3 million over 2004. This increase is primarily the result of continued expansion related to our commercial operations and the associated sales and marketing activities due to having one full year of Vidaza sales in the U.S. for 2005, as it was launched on July 1, 2004, and for continued growth of thalidomide sales in our international markets. Field sales and sales management expenses in the U.S. increased by $3.2 million in 2005 due to having an expanded sales force for the entire year of 2005. European and international field sales and sales management expenses increased by $4.4 million in 2005 due to increased selling activities to support the increased sales growth of thalidomide. Most of the international markets were similar to the U.S. in that expansion of staff and related expenses occurred during 2004, creating a partial years worth of expenses compared to a full year of those ongoing expenses in 2005. Marketing expenses increased by $4.7 million in 2005, due almost entirely to the U.S. having a full year of marketing activities for Vidaza sales versus half a year in 2004.
      Sales and marketing expenses totaled $46.8 million for the year ended December 31, 2004, an increase of $26.0 million over 2003. Generally, this increase was due to expansion of our commercial organization and sales and marketing activities in the U.S. and our European and other international markets to support the U.S. launch of Vidaza and the significant growth in thalidomide sales. Field sales and sales management expenses in the U.S. increased by $10.7 million in 2004 due to the expansion of our sales organization to support the launch of Vidaza. We increased our U.S. field-based organization from approximately 30 employees to 75 employees during 2004. Other U.S. selling expenses also increased in connection with the Vidaza launch. European and international field sales and sales management expenses increased by $5.7 million in 2004. We began selling thalidomide in Europe on a compassionate use or named patient basis in mid-2003. The sales expense growth in 2004 reflects having these costs for a full year in 2004 as well as increased selling activities to support the sales growth of thalidomide. Marketing expenses increased by $9.6 million in 2004, due primarily to the U.S. launch of Vidaza and increased activities to support the sales growth of thalidomide. Product marketing costs increased by $7.5 million while non-product specific costs, such as personnel costs and travel, increased by $2.1 million.
      General and administrative expenses totaled $24.2 million for the year ended December 31, 2005, an increase of $4.2 million over 2004. The continued expansion of our corporate infrastructure to support the commercial growth of our company caused $2.4 million of the increase in expenses. Of the $2.4 million increase, $0.7 million was for human resources costs related to various professional fees and recruitment and relocation fees, $0.5 million was for increased legal staffing and costs associated with numerous business development projects, $0.4 million increase in stock registration and related fees, $0.3 million increase in directors and officers liability insurance premiums and a $0.5 million increase in facility costs due to a newly relocated and expanded international office. Additionally, the remaining $1.8 million of the $4.2 million increase relates to costs associated with the relocation of the new international office.
      General and administrative expenses totaled $20.0 million for the year ended December 31, 2004, an increase of $4.7 million over the prior year. This increase was primarily due to increased costs associated with becoming a public company with the completion of our initial public offering in November 2003. Professional fees, including legal, accounting, tax and Sarbanes-Oxley implementation consulting, increased by $2.5 million during 2004. Directors and officers liability insurance premiums increased by $0.6 million in 2004 and the establishment of our investor relations function increased 2004 expenses by $0.4 million. In addition, business development costs increased by $0.8 million in 2004 as we significantly increased our activities associated with identifying potential product licensing and acquisition candidates.
      Product rights amortization. Product rights amortization expense for the years ended December 31, 2005, 2004 and 2003 was as follows.

	2005	2004	2003

	(In thousands)
Product rights amortization	$9,345	$3,396	$1,972
Increase from prior year	$5,949	$1,424	$1,597
% Change from prior year	175.2%	72.2%	425.9%
      The increase of $5.9 million in amortization expense in 2005 as compared to 2004 is primarily due to the restructuring of our thalidomide license and supply agreements in the fourth quarter of 2004, which increased the thalidomide product rights asset balance by $80 million.
      The increase in amortization expense in 2004 as compared to 2003 was due primarily to having a full year of amortization of product rights acquired through the purchase of Laphal Developpement in April 2003. In addition, the August 2003 renegotiation of the financial terms of the Refludan product rights resulted in an increase to the value of the capitalized product rights and increased the related amortization expense for all of 2004 compared to only 5 months of 2003.

      Interest and other income (expense), net. Interest and other income (expense), net, for the years ended December 31, 2005, 2004 and 2003 was as follows.

	2005	2004	2003

	(In thousands)
Interest and other income (expense), net	$6,474	$2,415	$(154)
Increase (decrease) from prior year	$4,059	$2,569	$(1,264)
% Change from prior year	168.1%	1,668.2%	(113.9)%
      The $4.1 million increase in interest and other income, (expense), in 2005 as compared to 2004 is due to the growth of interest income as a result of higher balances of cash, cash equivalents and short-term investments as well as improved investment returns resulting from higher interest rates. The higher cash, cash equivalents, and short-term investments balances were maintained for all of 2005 as compared with 2004 where the increased balance did not occur until a secondary equity offering was completed in July 2004.
      Interest and other income (expense), net, increased $2.6 million in 2004 as compared with 2003 due primarily to increased interest income from higher balances of cash, cash equivalents and short-term investments resulting from the equity offerings completed in November 2003 and July 2004. In addition, in March 2004 $14 million of 6% convertible notes, originally issued in April 2003, were converted into shares of our common stock, thereby eliminating the interest expense associated with those notes.
      Income tax expense. Income tax expense for the years ended December 31, 2005, 2004 and 2003 was as follows.

	2005	2004	2003

	(In thousands)
Income tax expense	$8,794	$7,853	$1,285
Increase from prior year	$941	$6,568	$1,180
% Change from prior year	12.0%	511.1%	1,123.8%
      The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable in each of our taxing jurisdictions.
      Income tax expense totaled $8.8 million for the year ended December 31, 2005 as compared to $7.9 million for the year ended December 31, 2004. The increase of $0.9 million in 2005 is attributable to an increase in taxable income in certain foreign countries as well as incurring alternative minimum tax in the U.S. as a result of being profitable for the first time. Alternative minimum tax was triggered as a result of utilizing approximately $29 million of net operating loss carry-forwards to offset taxable income.
      Income tax expense increased $6.6 million in 2004 as compared with 2003. Although we have pre-tax losses on a consolidated basis, certain of our foreign subsidiaries generate taxable income, and therefore incur income tax expense. The increase in income tax expense for 2004 as compared to 2003 was due primarily to an increase in taxable income in certain foreign countries.
Liquidity and Capital Resources
      We achieved profitability on a full year basis for the first time in 2005. As of December 31, 2005, we had an accumulated deficit of $135.8 million. Although we achieved profitability during 2005, our recent business development transactions will significantly increase our clinical, development and regulatory expenses. As a result, we expect we will once again incur net losses for 2006. To date, our operations have been funded primarily with proceeds from the sale of preferred and common stock and net sales of our products. Net proceeds from our preferred stock sales totaled $125.0 million and our public offerings of common stock completed in November 2003 and July 2004 resulted in combined net proceeds of $314.1 million. We began generating revenue from product sales in July 2002.
      Cash, cash equivalents and short-term investments decreased from $245.5 million at December 31, 2004 to $243.4 million at December 31, 2005. This $2.1 million decrease is primarily due to purchases of product rights and business acquisition payments totaling $15.0 million, purchases of property and equipment of $5.2 million, debt repayment of $4.2 million and a $4.2 million decrease in translated foreign currencies due to the strengthening of the U.S. dollar, partially offset by $26.0 million in net cash provided by operations and $0.5 million received as proceeds for exercise of common stock options. Subsequent to December 31, 2005, we made cash payments totaling $62.1 million to partners in connection with the licensing of satraplatin and the MethylGene HDAC inhibitors.
      We expect that our cash on hand at December 31, 2005, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.
Contractual Obligations
      Our contractual obligations as of December 31, 2005 are as follows:

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

	(In thousands)
Clinical development funding	$27,533	$2,667	$10,066	$7,400	$7,400	$—	$—
Operating leases	10,288	3,502	2,972	1,973	1,707	134	—
Inventory purchase commitments	8,745	8,745	—	—	—	—	—
Product royalty payments	4,024	4,024	—	—	—	—	—
Product acquisition payments	2,000	1,000	1,000	—	—	—	—
Long-term debt obligations	146	112	34	—	—	—	—

Total — fixed contractual obligations	$52,736	$20,050	$14,072	$9,373	$9,107	$134	$—

      Clinical development funding. In December 2005, we entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to that agreement, we made an up front payment of $37.1 million to GPC Biotech in early January 2006. Of that amount, $21.2 million was allocated to acquired in-process research and charged to expenses in 2005. The remaining amount of $15.9 million represents a prepayment of future clinical development costs. The licensing agreement also stipulates we provide an additional $22.2 million for similar future development costs. This amount is reflected in the schedule above in equal annual amounts for 2007-2009.
      We previously entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we paid Celgene $4.7 million in 2005 and will pay $2.7 million in each of 2006 and 2007.
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
      Product acquisition payments. We have future payment obligations associated with the June 2005 addition to thalidomide product rights. We paid $5.0 million in June 2005, with additional $1.0 million payments due in each of 2006 and 2007.
      Contingent product acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the terms of the agreement with GPC Biotech, we will pay them up to an additional $30.5 million based on the achievement of certain regulatory filing and approval milestones, up to an additional $75 million for up to five subsequent E.U. approvals for additional indications and we will pay them sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in our territories. Similarly, under the agreement with MethylGene, our milestone payments for MGCD0103 could reach $145 million, based on the achievement of significant development, regulatory and sales goals, with the nearest milestone of $4 million to be paid upon enrollment of the first patient in a Phase II trial. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. Also, under the agreements with Schering AG, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
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
      We are exposed to movements in foreign exchange rates against the U.S. dollar for inter-company trading transactions and the translation of net assets and earnings of non-U.S. subsidiaries. Our primary operating currencies are the U.S. dollar, British pound sterling, the euro, and Swiss francs. We have not undertaken any foreign currency hedges through the use of forward foreign exchange contracts or options. Foreign currency exposures have been managed solely through managing the currency denomination of our cash balances.

Item 8.	Financial Statements and Supplementary Data.
      The financial statements required pursuant to this item are included in Item 15 of this report and are presented beginning on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
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

Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in our periodic reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. We have designed our disclosure controls and procedures in such a manner that they provide reasonable assurance that those controls and procedures will meet their objectives. It should be noted, however, that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and can therefore only provide reasonable, not absolute assurance that the design will succeed in achieving its stated goals.
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
      Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A immediately below.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Pharmion Corporation:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pharmion Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pharmion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Pharmion Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pharmion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pharmion Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Pharmion Corporation and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 16, 2006

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2005 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our standing audit committee is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Committees of the Board of Directors and Meetings.”
      We have adopted a code of conduct and ethics that applies to all of our directors, officers and employees, including our chief executive officer and chief financial and accounting officers. The text of the code of conduct and ethics is available without charge, upon request, in writing to Investor Relations at Pharmion Corporation, 2525 28th Street, Boulder, CO 80301. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K filed within four business days following the date of the amendment or waiver, unless web site posting of such amendments or waivers is then permitted by the rules of the SEC and the Nasdaq Stock Market, Inc.
      The information required by this Item concerning our equity compensation plan is set forth under Item 5 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation.
      The information required by this Item regarding executive compensation is incorporated by reference from the information to be set forth in the section of the Proxy Statement entitled “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item regarding security ownership of certain beneficial owners and management is incorporated by reference from the information to be set forth in the section of the Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management.” The information required by this Item regarding our equity compensations plans is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item regarding certain relationships and related transactions is incorporated by reference from the information to be set forth in the section of the Proxy Statement entitled “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services.
      The information required by this Item regarding principal accountant fees and services is incorporated by reference from the information to be set forth in the sections of the Proxy Statement entitled “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Ernst & Young.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Pharmion Corporation. appearing on page F-1 of this report.

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2005, 2004 and 2003, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company.

Page
Number

Schedule II — Valuation and Qualifying Accounts	S-1

(3) Exhibits

Exhibit
Number	Description of Document

2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Stock Certificate.
4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.
10.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.

Exhibit
Number	Description of Document

10.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.17(3)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.
10.18(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger.
10.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10.21(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.

Exhibit
Number	Description of Document

10.22(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.
10.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.25(2)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.
10.26(4)	Amendment No. 2, dated as of December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, by and between Pharmion GmbH and Celgene U.K. Manufacturing II Limited (formerly Penn T Limited).
10.27(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.
10.28(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.
10.29(4)	Lease, dated as of December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.
10.31(5)	Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.
10.32(6)	Manufacturing and Service Contract, dated as of December 20, 2005, by and between the Registrant and Ben Venue Laboratories, Inc.
10.33(6)	Co-Development and License Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.
10.34(6)	Supply Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.
10.35	Pharmion Corporation 2000 Stock Incentive Plan (Amended and Restated effective as of February 9, 2006)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to page 58)
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(4)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(6)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmion Corporation

By:	/s/ Patrick J. Mahaffy

Patrick J. Mahaffy
President and Chief Executive Officer
Date: March 16, 2006
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

Name	Title	Date

/s/ Patrick J. Mahaffy Patrick J. Mahaffy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ Erle T. Mast Erle T. Mast	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ Judith A. Hemberger Judith A. Hemberger	Executive Vice President, Chief Operating Officer and Director	March 16, 2006

/s/ Edward J. McKinley Edward J. McKinley	Director	March 16, 2006

/s/ Brian G. Atwood Brian G. Atwood	Director	March 16, 2006

/s/ Thorlef Spickschen Thorlef Spickschen	Director	March 16, 2006

Name	Title	Date

/s/ M. James Barrett M. James Barrett	Director	March 16, 2006

/s/ James Blair James Blair	Director	March 16, 2006

/s/ Cam Garner Cam Garner	Director	March 16, 2006

/s/ John C. Reed John C. Reed	Director	March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Pharmion Corporation
      We have audited the accompanying consolidated balance sheets of Pharmion Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmion Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pharmion Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Denver, Colorado
March 16, 2006

PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$90,442,655	$119,657,986
Short-term investments	152,962,977	125,884,838
Accounts receivable, net of allowances of $3,573,249 and $2,209,842, respectively	32,213,282	35,193,222
Inventories, net	11,471,925	3,687,496
Prepaid clinical research and development costs	16,020,245	—
Other current assets	5,778,458	4,396,282

Total current assets	308,889,542	288,819,824
Product rights, net	104,044,740	108,478,367
Goodwill	12,919,650	9,425,524
Property and equipment, net	6,606,144	4,283,763
Other assets	170,233	222,994

Total assets	$432,630,309	$411,230,472

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$8,456,049	$9,891,391
Accrued and other current liabilities	73,813,032	45,562,831

Total current liabilities	82,269,081	55,454,222
Long term liabilities:
Deferred tax liability	2,797,717	3,605,721
Other long-term liabilities	939,859	217,828

Total long term liabilities	3,737,576	3,823,549

Total liabilities	86,006,657	59,277,771

Stockholders’ equity
Common stock: par value $0.001, 100,000,000 shares authorized, 31,912,751 and 31,780,715 shares issued and outstanding, respectively	31,913	31,781
Preferred stock: par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	482,892,598	482,660,589
Deferred compensation	(226,709)	(679,572)
Accumulated other comprehensive income	(246,657)	8,036,088
Accumulated deficit	(135,827,493)	(138,096,185)

Total stockholders’ equity	346,623,652	351,952,701

Total liabilities and stockholders’ equity	$432,630,309	$411,230,472

See accompanying notes.

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

Net sales	$221,243,681	$130,170,640	$25,539,248
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	59,799,818	43,634,611	11,461,994
Clinical, development and regulatory	42,943,902	28,391,812	24,615,968
Acquired in-process research	21,242,803	—	—
Selling, general and administrative	83,323,008	66,847,663	36,108,728
Product rights amortization	9,345,328	3,395,504	1,971,597

Total operating expenses	216,654,859	142,269,590	74,158,287

Income (loss) from operations	4,588,822	(12,098,950)	(48,619,039)
Interest and other income (expense), net	6,473,548	2,414,838	(154,390)

Income (loss) before taxes	11,062,370	(9,684,112)	(48,773,429)
Income tax expense	8,793,678	7,853,067	1,285,473

Net income (loss)	2,268,692	(17,537,179)	(50,058,902)
Less accretion of redeemable convertible preferred stock to redemption value	—	—	(10,090,971)

Net income (loss) attributable to common stockholders	$2,268,692	$(17,537,179)	$(60,149,873)

Net income (loss) attributable to common stockholders per common share:
Basic	$.07	$(.63)	$(14.70)
Diluted	$.07	$(.63)	$(14.70)
Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	31,836,783	27,933,202	4,093,067
Diluted	32,875,516	27,933,202	4,093,067
Unaudited pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	N/A	N/A	$(2.66)
Shares used in computing unaudited pro forma net loss attributable to common stockholders per common share assuming conversion of preferred stock, basic and diluted (Note 2)	N/A	N/A	18,791,015
See accompanying notes.

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Total
	Common Stock		Additional		Other		Stockholders’
			Paid-In	Deferred	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Income	Deficit	(Deficit)

Balance at January 1, 2003	869,177	$869	$—	$(44,149)	$776,938	$(62,949,948)	$(62,216,290)
Comprehensive Loss:
Net loss	—	—	—	—	—	(50,058,902)	(50,058,902)
Foreign currency
translation adjustment	—	—	—	—	3,609,244	—	3,609,244

Comprehensive loss							(46,449,658)
Exercise of stock options	53,190	53	73,595	—	—	—	73,648
Repurchase of unvested shares of common stock	(4,687)	(4)	(1,871)	—	—	—	(1,875)
Deferred compensation associated with stock option grants	—	—	1,740,879	(1,740,879)	—	—	—
Amortization of deferred compensation	—	—	—	629,859	—	—	629,859
Issuance of warrants associated with convertible notes	—	—	729,697	—	—	—	729,697
Accretion of preferred stock to redemption value	—	—	(2,540,815)	—	—	(7,550,156)	(10,090,971)
Conversion of preferred stock to common stock	17,030,956	17,031	146,060,825	—	—	—	146,077,856
Issuance of common stock, net of issuance costs	6,000,000	6,000	76,155,469	—	—	—	76,161,469

Balance at December 31, 2003	23,948,636	$23,949	$222,217,779	$(1,155,169)	$4,386,182	$(120,559,006)	$104,913,735
Comprehensive Loss:
Net loss	—	—	—	—	—	(17,537,179)	(17,537,179)
Foreign currency translation adjustment	—	—	—	—	3,923,764	—	3,923,764
Net unrealized loss on available-for-sale investments	—	—	—	—	(273,858)	—	(273,858)

Comprehensive loss							(13,887,273)
Exercise of stock options and warrants	1,206,551	1,207	8,384,438	—	—	—	8,385,645
Repurchase of unvested shares of common stock	(6,642)	(7)	(3,979)	—	—	—	(3,986)
Conversion of debt and accrued interest to equity	1,342,170	1,342	14,160,149	—	—	—	14,161,491
Amortization of deferred compensation	—	—	—	475,597	—	—	475,597
Issuance of common stock, net of issuance costs	5,290,000	5,290	237,902,202	—	—	—	237,907,492

Balance at December 31, 2004	31,780,715	$31,781	$482,660,589	$(679,572)	$8,036,088	$(138,096,185)	$351,952,701
Comprehensive Loss:
Net income	—	—	—	—	—	2,268,692	2,268,692
Foreign currency translation adjustment	—	—	—	—	(8,240,429)	—	(8,240,429)
Net unrealized loss on available-for-sale investments	—	—	—	—	(42,316)	—	(42,316)

Comprehensive loss							(6,014,053)
Exercise of stock options	134,120	134	487,469	—	—	—	487,603
Repurchase of unvested shares of common stock	(2,084)	(2)	(1,248)	—	—	—	(1,250)
Amortization of deferred compensation	—	—	—	198,651	—	—	198,651
Cancellation of deferred compensation associated with stock option forfeitures	—	—	(254,212)	254,212	—	—	—
Balance at December 31, 2005	31,912,75	$31,913	$482,892,598	$(226,709)	$(246,657)	$(135,827,493)	$346,623,652

See accompanying notes.

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

Operating activities
Net income (loss)	$2,268,692	$(17,537,179)	$(50,058,902)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,758,686	5,609,395	3,516,450
Compensation expense related to stock option issuance	198,651	475,597	629,859
Amortization of discounts and premiums on short-term investments, net	(417,331)	(331,753)	—
Other	(518,975)	(207,412)	201,675
Changes in operating assets and liabilities:
Accounts receivable, net	25,005	(25,432,117)	(5,610,818)
Inventories	(8,502,763)	1,682,708	(1,733,357)
Other current assets	(17,664,045)	(39,688)	(232,363)
Other long-term assets	41,300	324,875	1,033,649
Accounts payable	(786,093)	5,215,896	(1,081,441)
Accrued and other current liabilities	39,543,872	24,176,512	5,632,587

Net cash provided by (used in) operating activities	25,946,999	(6,063,166)	(47,702,661)
Investing activities
Purchases of property and equipment	(5,220,190)	(1,164,801)	(2,468,685)
Acquisition of business, net of cash acquired	(10,072,160)	(19,032)	(12,289,524)
Purchase of product rights	(5,000,00)	(80,000,000)	(1,000,000)
Purchase of available-for-sale investments	(172,896,091)	(158,593,097)	—
Sale and maturity of available-for-sale investments	146,020,399	32,584,820	—

Net cash used in investing activities	(47,168,042)	(207,192,110)	(15,758,209)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	237,907,492	76,161,469
Proceeds from exercise of common stock options and warrants	486,353	8,381,659	71,774
Proceeds from issuance of convertible debt and warrants	—	—	14,000,000
Payment of debt obligations	(4,261,246)	(3,972,033)	(1,075,924)

Net cash provided by (used in) financing activities	(3,774,893)	242,317,118	89,157,319
Effect of exchange rate changes on cash and cash equivalents	(4,219,395)	2,054,351	241,025

Net increase (decrease) in cash and cash equivalents	(29,215,331)	31,116,193	25,937,474
Cash and cash equivalents, beginning of period	119,657,986	88,541,793	62,604,319

Cash and cash equivalents, end of year	$90,442,655	$119,657,986	$88,541,793

Noncash items:
Financed product rights acquisition	1,869,712	—	8,208,071
Conversion of debt and accrued interest to common stock	—	14,161,491	—
Accrual of additional business acquisition consideration	—	5,457,600	—
Supplemental disclosure of cash flow information:
Cash paid for interest	178,057	485,787	237,421
Cash paid for income taxes	13,196,589	1,317,307	237,389
See accompanying notes.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Operations
      Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up front cash payments. The Company has acquired the rights to six products, including four that are currently marketed or sold on a compassionate use or named patient basis, and two products that are in varying stages of clinical development. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.
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

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of Pharmion Corporation and all subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents
      Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Interest income resulting from cash, cash equivalents and short-term investments was $6,883,247, $2,559,956 and $494,595 for the years ended December 31, 2005, 2004, and 2003, respectively.
      The Company has entered into several standby letters of credit to guarantee both current and future commitments with office lease agreements. The aggregate amount outstanding under the letters of credit was approximately $1.6 million at December 31, 2005 and is secured by restricted cash held in U.S. cash accounts.

Short-term Investments
      Short-term investments consist of investment grade government agency, auction rate, and corporate debt securities due within one year. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
      Inventories consist of Vidaza, Innohep, Refludan and thalidomide. Vidaza is sold commercially in the U.S. and, to a limited extent, on a compassionate use basis within international markets. Innohep is sold exclusively in the U.S. market, and Refludan and thalidomide are both sold within the international markets. All of the products are manufactured by third-party manufacturers and delivered to the Company as finished goods. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories, and items considered outdated or obsolete are reduced to their estimated net realizable value. For the years ended December 31, 2005, 2004 and 2003, the Company recorded a provision to reduce the estimated net realizable value of obsolete and short-dated inventory by $0.6 million, $1.4 million, and $1.8 million, respectively.
      Inventories consisted of the following at December 31, 2005 and 2004.

	2005	2004

Raw material	$3,444,311	$351,263
Finished goods	8,027,614	3,336,233

Total inventory	$11,471,925	$3,687,496

      At December 31, 2005, the Company had firm inventory purchase commitments, due within one year, of approximately $8.7 million.

Product Rights
      The cost of acquiring the distribution and marketing rights of the Company’s products that are approved for commercial use were capitalized and are being amortized on a straight-line basis over the estimated benefit period of 10-15 years.

Goodwill
      In association with a business acquisition in 2003 and related milestone payments that were made in 2004 and 2005, goodwill was created. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires the Company to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, the Company will record the impairment charge in the statement of operations in the period it is discovered. During the years ended December 31, 2005 and 2004, the Company recorded increases of approximately $4.8 million and $5.5 million, respectively, to goodwill to reflect additional consideration due the seller of the business acquired in 2003 (see Note 4). The increase in 2005 was partially offset by a reduction of approximately $1.3 million, due to currency translation adjustments.

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

Long-Lived Assets
      Long-lived assets, other than goodwill, consist primarily of product rights and property and equipment. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the recoverability of the carrying value of long-lived assets to be held and used is evaluated if changes in the business environment or other facts and circumstances that suggest they may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows generated by these assets, the Company reduces the carrying amount to the estimated fair value.

Revenue Recognition
      The Company sells its products to wholesale distributors and, for certain products, directly to hospitals and clinics. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Within the U.S. and certain foreign countries revenue is recognized upon shipment (freight on board shipping point) since title to the product passes and the customers have assumed the risks and rewards of ownership. In certain other foreign countries, it is common practice that ownership transfers upon receipt of product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title to the product effectively transfers.
      The Company records allowances for product returns, chargebacks, rebates and prompt pay discounts at the time of sale, and reports revenue net of such amounts. In determining allowances for product returns, chargebacks and rebates, the Company must make significant judgments and estimates. For example, in determining these amounts, the Company estimates end-customer demand, buying patterns by end-customers and group purchasing organizations from wholesalers and the levels of inventory held by wholesalers. Making these determinations involves estimating whether trends in past buying patterns will predict future product sales.
      The nature of the Company’s allowances requiring accounting estimates, and the specific considerations the Company uses in estimating its amounts, are as follows:
      Product returns. The Company’s customers have the right to return any unopened product during the 18-month period beginning 6 months prior to the labeled expiration date and ending 12 months past the labeled expiration date. As a result, in calculating the allowance for product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in its inventory or in end-customers’ inventories to within 6 months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.
      To estimate the likelihood of product remaining in wholesalers’ inventory, the Company relies on information from its wholesalers regarding their inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. The Company believes the information from its wholesalers and third party sources is a reliable indicator of trends, but the Company is unable to verify the accuracy of

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
such data independently. The Company also considers its wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
      Since the Company does not have the ability to track a specific returned product back to its period of sale, the product returns allowance is primarily based on estimates of future product returns over the period during which customers have a right of return. Such estimates are primarily based on historical sales and return rates as well as estimates of the remaining shelf life of our products sold to customers.
      For the years ended December 31, 2005 and 2004, $0.1 million and $0.2 million of product was returned to the Company, respectively, representing approximately 0.04% and 0.15% of net sales revenue, respectively. The allowance for returns was $0.6 million at both December 31, 2005 and 2004.
      Chargebacks and rebates. Although the Company sells its products in the U.S. primarily to wholesale distributors, the Company typically enters into agreements with certain governmental health insurance providers, hospitals, clinics, and physicians, either directly or through group purchasing organizations acting on behalf of their members, to allow purchase of Company products at a discounted price and/or to receive a volume-based rebate. The Company provides a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price. Rebates are paid directly to the end-customer, group purchasing organization or government insurer.
      As a result of these contracts, at the time of product shipment the Company must estimate the likelihood that product sold to wholesalers might be ultimately sold to a contracting entity or group purchasing organization. For certain end-customers, the Company must also estimate the contracting entity’s or group purchasing organization’s volume of purchases.
      The Company estimates its chargeback allowance based on its estimate of the inventory levels of its products in the wholesaler distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The Company estimates its Medicaid rebate and commercial contractual rebate accruals based on estimates of usage by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and terms of its contractual and regulatory obligations.
      At December 31, 2005 and 2004, the allowance for chargebacks and rebates was $2.6 million and $2.7 million, respectively.
      Prompt pay discounts. As incentive to expedite cash flow, the Company offers some customers a prompt pay discount whereby if they pay their accounts within 30 days of product shipment, they may take a 2% discount. As a result, the Company must estimate the likelihood that its customers will take the discount at the time of product shipment. In estimating the allowance for prompt pay discounts, the Company relies on past history of its customers’ payment patterns to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, the Company increases the allowance accordingly.
      At December 31, 2005 and 2004, the allowance for prompt pay discounts was $0.5 million and $0.3 million, respectively.
      The Company has adjusted the allowances for product returns, chargebacks and rebates and prompt pay discounts in the past based on its actual experience, and the Company will likely be required to make adjustments to these allowances in the future. The Company continually monitors the allowances and makes adjustments when the Company believes actual experience may differ from estimates.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of Sales
      Cost of sales includes the cost of product sold, royalties due on the sales of the products and the distribution and logistics costs related to selling the products. Cost of sales does not include product rights amortization expense as it is shown separately.

Risks and Uncertainties
      The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of proprietary rights.

Advertising Costs
      The Company expenses all advertising, promotional and publication costs as incurred. Total advertising costs were approximately $6.8 million, $5.6 million, and $2.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Translation of Foreign Currencies
      The functional currencies of the Company’s foreign subsidiaries are the local currencies, primarily the British pound sterling, euro and Swiss franc. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities are translated using the current exchange rate as of the balance sheet date. Income and expenses are translated using a weighted average exchange rate over the period ending on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses which, to date have not been significant, are included in the results of operations.

Comprehensive Income
      The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries and unrealized gains and losses on available-for-sale securities.

Concentration of Credit Risk
      Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, short-term investments and accounts receivable. The Company maintains its cash, cash equivalent and short-term investment balances in the form of money market accounts, debt securities and overnight deposits with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. Many of the international hospitals and clinics are government supported and may take a significant amount of time to collect. U.S. and international accounts receivable consisted of the following at December 31, 2005 and 2004.

	2005	2004

U.S. accounts receivable, net of allowances	$11,195,675	$12,852,798
International accounts receivable, net of allowances	21,403,403	22,340,424

Total accounts receivable, net of allowances	$32,213,282	$35,193,222

      At December 31, 2005 and 2004, the accounts receivable balance of our customer, Oncology Supply, represented 11% and 16%, respectively, of total net accounts receivable. No other individual customer had accounts receivable balances greater than 10% of total net accounts receivable.
      The Company maintains a reserve for potential credit losses based on the financial condition of customers and the aging of accounts. Losses have been within management’s expectations. The provision for bad debts for the years end December 31, 2005, 2004 and 2003 was $0.7 million, $0.6 million and $0.1 million, respectively.
      Net sales generated as a percent of total consolidated net sales, for the three largest customers in the U.S. were as follows for the years ended December 31, 2005, 2004 and 2003:

	Years Ended
	December 31,

	2005	2004	2003

Oncology Supply	17%	11%	0%
Cardinal Health	15%	11%	3%
McKesson Corporation	14%	14%	3%
      Net sales generated from international customers were individually less than 5% of consolidated net sales.

Clinical, Development and Regulatory Costs
      Clinical, development, and regulatory costs include salaries, benefits and other personnel related expenses as well as fees paid to third parties for clinical development and regulatory services. Such costs are expensed as incurred.

Acquired In-Process Research
      In December 2005, the Company entered into a co-development and licensing agreement with GPC Biotech whereby it acquired commercialization rights to a drug development candidate called satraplatin in Europe, the Middle East, Turkey, Australia and New Zealand. Satraplatin is in Phase III development for the treatment of hormone refractory prostate cancer. Under terms of the license agreement, the Company made an up front payment to GPC Biotech of $37.1 million in early January 2006, which included $21.2 million for reimbursement for past satraplatin development costs incurred by GPC Biotech. This portion of the up front payment was immediately expensed as acquired in-process research as satraplatin has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments
      Financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments approximate fair value due to their short-term nature.

Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting for Stock-Based Compensation
      The Company has elected to account for its stock compensation arrangements to employees under the provisions of Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under the provisions of APB No. 25, the company utilizes the intrinsic value method of accounting. Under this method, compensation expense is recognized on the date of grant if the current market price of the underlying stock exceeds the exercise price. The difference in value between the current market price and the exercise price is recorded as deferred compensation and is amortized to expense over the vesting period of the option on a straight-line basis. Pro forma information regarding net loss is required by SFAS No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options granted was estimated at the date of grant using the Black-Scholes valuation model. Under this model, the following weighted average assumptions were used:

	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	49%	76%	86%
Risk free interest rate	4.1%	2.9%	2.8%
Expected life of options	4.0 years	4.6 years	5.0 years
      The expected stock price volatility was estimated using percentages reported by similar public companies within the pharmaceutical industry prior to 2004 as well as trading history of the Company’s common stock subsequently. The weighted-average fair value per share was $10.36, $20.67, and $8.98, for the options granted

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
in 2005, 2004, and 2003, respectively. The difference between the actual expense recorded and pro forma expense for all periods presented is provided in the table below:

	Years Ended December 31,

	2005	2004	2003

Net income (loss) attributable to common stockholders as reported	$2,268,692	$(17,537,179)	$(60,149,873)
Add stock based compensation expense included in net income (loss)	198,651	475,597	585,710
Deduct total stock based compensation expense determined using the fair value method for all rewards	(23,618,782)	(3,821,369)	(931,910)

Pro forma net loss attributable to common stockholders	$(21,151,438)	$(20,882,951)	$(60,496,073)

Net income (loss) per common share, basic and diluted, as reported	$.07	$(.63)	$(14.70)
Net income (loss) per common share, basic and diluted, pro forma	$(.66)	$(.75)	$(14.78)
      During the period January 1, 2003 through November 5, 2003, options were granted to employees and directors at exercise prices that were less than the estimated fair value of the underlying shares of common stock as of the grant date. In accordance with APB No. 25, deferred compensation expense is being recognized for the excess of the estimated fair value of the Company’s common stock as of the grant date over the exercise price of the options and amortized to expense on a straight-line basis over the vesting periods of the related options, which is generally four years. The Company recorded compensation expense totaling $198,651, $475,597 and $585,710 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the unamortized compensation expense recorded as deferred compensation within the statement of stockholders’ equity was $226,709 and $679,572, respectively.
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
      On December 6, 2005, the Board of Directors approved the acceleration of vesting for certain unvested incentive and non-qualified stock options granted to employees under the 2000 stock incentive plan. Vesting acceleration was performed on employee options granted prior to April 1, 2005 with an exercise price per share of $21.00 or higher. A total of 839,815 shares of the Company’s common stock became exercisable as a result of the vesting acceleration. The acceleration of vesting was consummated in order to reduce the non-cash compensation expense that would have been recorded in future periods following the effective date of SFAS No. 123(R). The effect of this acceleration is the avoidance of future non-cash expenses of approximately $15.8 million, which is included in the pro-forma net loss for the year ended December 31, 2005.
      The Company accounts for options issued to consultants using the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring or in Conjunction with Selling Goods or Services.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share
      Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding during the period reduced, where applicable, for outstanding, yet unvested, shares. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potential incremental common shares outstanding during the period, if their effect is dilutive. Potential incremental common shares include shares of common stock issuable upon the exercise of stock options and warrants and upon the conversion of convertible notes and redeemable convertible preferred stock outstanding during the period. The potential shares of common stock that have not been included in the diluted net income (loss) per share calculation totaled 1,132,212, 1,599,076, and 3,625,180 for the years ended December 31, 2005, 2004 and 2003, respectively.

Pro Forma Net Loss Per Share
      Immediately prior to the effective date of the Company’s initial public offering (November 12, 2003), all redeemable convertible preferred stock shares outstanding converted into an aggregate of 17,030,956 shares of common stock. The pro forma net loss per share was calculated on the consolidated statement of operations for the year ending December 31, 2003 to show the effects of this conversion on earnings per share. It is computed by dividing net loss before accretion of redeemable convertible preferred stock by the weighted average number of common shares outstanding, including the pro forma effects of conversion of all outstanding redeemable convertible preferred stock into shares of the Company’s common stock.

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on the grant-date fair value of the award.
      As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using the intrinsic value provisions of APB No. 25 and, as such, generally recognized no compensation costs for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method is expected to impact our results of operations. The impact of the adoption of SFAS no. 123(R) cannot be quantified at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earning per share in Note 2, Summary of Significant Accounting Policies — Accounting for Stock-Based Compensation, except for the acceleration of $15.8 million of expense reflected in the year ended December 31, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow.
      The Company is required to adopt the standard as of January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all rewards

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      At this time, the Company expects to use the modified prospective method. The Company is also considering the implementation guidance for SFAS No. 123(R) issued by the SEC in Staff Accounting Bulletin No. 107 in the adoption of SFAS No. 123(R).

3.	Geographic Information
      Foreign and domestic financial information (in thousands):

		United	Foreign
	Year	States	Entities	Total

Net sales	2005	$130,886	$90,358	$221,244
	2004	55,642	74,529	130,171
	2003	3,751	21,788	25,539
Operating income (loss)	2005	$21,469	$(16,880)	$4,589
	2004	(16,472)	4,373	(12,099)
	2003	(32,899)	(15,720)	(48,619)
Total assets	2005	$244,316	$188,314	$432,630
	2004	235,958	175,272	411,230

4.	Acquisition of Laphal Développement
      In March 2003, a subsidiary of the Company acquired 100% of the outstanding stock of Gophar S.A.S. and its wholly owned subsidiary, Laphal Développement S.A. (collectively, “Laphal”). Laphal is a French pharmaceutical company focused on the sale of orphan drugs primarily in France and Belgium. Under the terms of the related Stock Purchase Agreement (SPA), the Company paid €12 million at closing, less the amount of Laphal’s net financial debt (as defined in the SPA). The actual amount of cash paid for Laphal, net of cash received in the acquisition and including transaction costs incurred was approximately $12.3 million. Two additional payments totaling €8 million (approximately $10.3 million) were also due if certain aggregate sales milestones were achieved. These milestones were achieved in the fourth quarter of 2004 and the first quarter of 2005, and the payments were made in 2005. As a result of this purchase, the Company acquired the rights to the Laphal thalidomide formulation and access to certain European markets.
      The operating results of Laphal have been included in the results of the Company from the date of the acquisition. Product rights relate to thalidomide and are being amortized over the 15 year period in which the Company expects to generate significant sales from this product.
      The following pro forma combined financial information for the year ended December 31, 2003 is derived from the historical financial statements of the Company and of Laphal for the period then ended, adjusted to give effect to their consolidation using the purchase method of accounting and to reflect interest costs on the convertible notes issued by the Company to fund the acquisition. This pro forma financial information assumes the acquisition of Laphal occurred as of the beginning of the period shown. It is provided for

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
illustrative purposes only and is not indicative of the operating results that would have been achieved had the acquisition been consummated at the date indicated, nor is it necessarily indicative of future operating results:

Year Ended
December 31,
2003

Net sales	$27,326,566
Net loss	$(50,426,996)
Net loss attributable to common stockholders per common share, basic and diluted	$(14.79)

5.	Short-term Investments
      The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by security classification at December 31, 2005 and 2004, were as follows:

		Gross	Gross	Estimated Fair
December 31, 2005	Amortized Cost	Unrealized Gain	Unrealized Loss	Value

Government agencies	$57,122,513	$—	$(170,891)	$56,951,622
Corporate debt securities	42,925,942	38,227	(123,893)	42,840,276
Auction rate notes	30,671,341	521	—	30,671,862
Asset backed securities	22,559,355	1,702	(61,840)	22,499,217

Total securities	$153,279,151	$40,450	$(356,624)	$152,962,977

		Gross	Gross	Estimated Fair
December 31, 2004	Amortized Cost	Unrealized Gain	Unrealized Loss	Value

Government agencies	$77,194,609	$—	$(158,545)	$77,036,064
Corporate debt securities	28,688,241		(48,763)	28,639,478
Asset backed securities	17,500,097	—	(66,550)	17,433,547
Other debt securities	2,775,749	—	—	2,775,749

Total securities	$126,158,696	$—	$(273,858)	$125,884,838

      During the year ended December 31, 2005 and 2004, the gross realized gains on sales of available-for-sale securities totaled $661 and $342,809, respectively, and the gross realized losses totaled $(173,231) and $(181,333), respectively. The gains and losses on available-for-sale securities are based on the specific identification method.
      The fair value of available-for-sale securities with unrealized losses at December 31, 2005 were as follows:

	Held less than 12 Months		Held greater than 12 Months		Total

	Estimated Fair	Gross	Estimated Fair	Gross	Estimated Fair	Gross
December 31, 2005	Value	Unrealized Loss	Value	Unrealized Loss	Value	Unrealized Loss

Government agencies	$56,951,622	$(170,891)	$—	$—	$56,951,622	$(170,891)
Corporate debt securities	36,710,787	(123,893)	—	—	36,710,787	(123,893)
Asset backed securities	13,911,826	(51,757)	3,570,430	(10,083)	17,482,256	(61,840)

Total securities	$107,574,235	$(346,541)	$3,570,430	$(10,083)	$111,144,665	$(356,624)

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Unrealized losses were due to changes to interest rates associated with securities with short maturity lives and are deemed to be temporary.
      The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2005, by maturity, were as follows:

		Estimated Fair
Maturity	Amortized Cost	Value

Due within one year	$100,048,454	$99,791,899
Due after one year through three years	12,369,235	12,328,580
Due after three years through five years	10,190,121	10,170,636
Due after five years	30,671,341	30,671,862

Total securities	$153,279,151	$152,962,977

6.	License Agreements
      The cost value and accumulated amortization associated with the Company’s product rights were as follows:

	As of December 31, 2005		As of December 31, 2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized product rights:
Thalidomide	$101,837,285	$(9,690,198)	$97,242,280	$(2,509,252)
Refludan	12,208,071	(3,560,418)	12,208,071	(2,212,732)
Innohep	5,000,000	(1,750,000)	5,000,000	(1,250,000)

Total product rights	$119,045,356	$(15,000,616)	$114,450,351	$(5,971,984)

      Amortization expense of $9.3 million, $3.4 million, and $2.0 million was recorded for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amortization expense for the next five years is approximately $9.7 million per year.

Thalidomide
      In 2001, the Company licensed rights relating to the development and commercial use of thalidomide from Celgene and separately entered into an exclusive supply agreement for thalidomide with Celgene U.K. Manufacturing II Limited (formerly known as “Penn T Limited”), or CUK, which was acquired by Celgene in 2004. Under the agreements, as amended in December 2004, the territory licensed from Celgene is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China (except Hong Kong).The Company pays (i) Celgene a royalty/license fee of 8% on the Company’s net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of the Company’s net sales of thalidomide under the terms of the product supply agreement. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of the Company’s first regulatory approval for thalidomide in the United Kingdom.
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

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with a patent dispute, associated with thalidomide, the Company agreed to make a $5.0 million payment in 2005, with two $1.0 million payments due in 2006 and 2007. Accordingly, these amounts increased the thalidomide product rights.
      The Company has also committed to provide funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company paid Celgene $4.7 million, $3.0 million, and $3.0 million in 2005, 2004 and 2003, respectively, and will pay Celgene $2.7 million in each of 2006 and 2007.
      In connection with the 2003 acquisition of Laphal, the Company acquired rights to Laphal’s formulation of thalidomide. The portion of the purchase price allocated to thalidomide has been included in product rights, net on the accompanying balance sheet.

Vidaza
      In 2001, the Company licensed worldwide rights to Vidaza (azacitidine) from Pharmacia & Upjohn Company, now part of Pfizer, Inc. Under terms of the license agreement, the Company is responsible for all costs to develop and market Vidaza and the Company pays Pfizer a royalty of 8% to 20% of Vidaza net sales. No up-front or milestone payments have or will be made to Pfizer. The license has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country.

Satraplatin
      In December 2005, the Company entered into a co-development and license agreement for satraplatin. Under the terms of the agreement, the Company obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand, while GPC Biotech retained rights to the North American market and all other territories. The Company made an up front payment of $37.1 million to GPC Biotech in early January 2006, including an $21.2 million reimbursement for satraplatin clinical development costs incurred prior to the agreement and $15.9 million for funding of ongoing and certain future clinical development to be conducted jointly by the Company and GPC Biotech. The Company and GPC Biotech will pursue a joint development plan to evaluate development activities for satraplatin in a variety of tumor types and will share global development costs, for which the Company has made an additional commitment of $22.2 million, in addition to the $37.1 million in initial payments. The Company will also pay GPC Biotech $30.5 million based on the achievement of certain regulatory filing and approval milestones, and up to an additional $75 million for up to five subsequent European approvals for additional indications. GPC Biotech will also receive royalties on sales of satraplatin in the Company’s territories at rates of 26% to 30% on annual sales up to $500 million, and 34% on annual sales over $500 million. Finally, the Company will pay GPC Biotech sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in its territories.

Refludan
      In May 2002, the Company entered into agreements to acquire the exclusive right to market and distribute Refludan in all countries outside the U.S. and Canada. These agreements, as amended in August 2003, transferred all marketing authorizations and product registrations for Refludan in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $13 million to

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date and has capitalized to product rights $12.2 million which is being amortized over a 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company paid Schering an 8% royalty on net sales of Refludan through December 31, 2003 and will pay a royalty of 14% of net sales of Refludan thereafter until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

Innohep
      In June 2002, the Company entered into a ten-year agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep in the United States. On the closing date the Company paid $5 million for the license, which is capitalized as product rights and is being amortized over a 10 year period in which the Company expects to generate significant revenues. On the closing date, the Company paid an additional $2.5 million, which was creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. Furthermore, the agreement contains a minimum net sales clause that is effective for two consecutive two-year periods. If the company does not achieve these minimum sales levels for two consecutive years, it has the right to pay LEO Pharma additional royalties up to the amount LEO Pharma would have received had the company achieved these net sales levels. If the company opts not to make the additional royalty payment, LEO Pharma has the right to terminate the license agreement. The second of the two-year terms will conclude on December 31, 2006.

7.	Property and Equipment

	December 31,

	2005	2004

Property and equipment:
Computer hardware and software	$5,639,872	$5,171,173
Furniture and fixtures	1,978,234	1,497,455
Equipment	1,301,061	1,142,592
Leasehold improvements	4,498,382	1,288,820

	13,417,549	9,100,040
Less accumulated depreciation	(6,811,405)	(4,816,277)

Total property and equipment, net	$6,606,144	$4,283,763

      Depreciation expense was $2,413,358, $2,213,891, and $1,544,830 for the years ended December 31, 2005, 2004 and 2003, respectively.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued and Other Current Liabilities

	December 31,

	2005	2004

Accrued and other current liabilities:
Royalties payable	$10,696,632	$10,695,532
Income taxes payable	3,175,376	7,319,821
Product rights and notes payable	1,141,794	4,332,811
Accrued salaries and benefits	6,103,501	11,107,500
Accrued operating expenses	15,595,729	12,107,167
Co-development and licensing agreement payable (Note 6)	37,100,000	—

	$73,813,032	$45,562,831

9.	Other Long-term Liabilities

	December 31,

	2005	2004

Product rights payable	$1,869,712	$3,831,399
Notes payable	211,941	719,240

	2,081,653	4,550,639
Current portion of product rights and notes payable	(1,141,794)	(4,332,811)

Other long term liabilities	$939,859	$217,828

      Maturities of other long-term liabilities are as follows:

2006	$1,141,794
2007	937,036
2008	2,823

$2,081,653

10.	Convertible Notes Payable
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
      The Company leases office space and equipment under various noncancelable operating lease agreements. One of these agreements has a renewal term which allows the Company to extend this lease up to six years, or through 2013. Rental expense was $3,491,259, $2,874,934, and $1,561,425 for the years ended December 31, 2005, 2004 and 2003, respectively.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2005, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows:

2006	$3,502,401
2007	2,971,781
2008	1,972,552
2009	1,707,267
2010	133,538

Total minimum lease payments	$10,287,539

12.	Income Taxes
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
      At December 31, 2005, the Company has federal, state, and foreign net operating loss carryforwards for income tax purposes of approximately $131 million, which will expire in the years 2019 through 2025 if not utilized. The majority of the tax loss carryforwards relate to the U.S. ($35.2 million) and Switzerland ($86.7 million). The U.S. net operating loss carryforward includes tax deductions totaling $6.2 million attributable to the exercise of stock options. If these benefits are realized for tax purposes, the amount of the benefit will increase additional paid-in capital and will not be reflected in the Company’s provision for income taxes. At December 31, 2005, the Company had research and development and orphan drug credit carryforwards in the U.S. of approximately $7.2 million, which will expire in the years 2021 through 2025 if not utilized.
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

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,

	2005	2004

Deferred tax assets:
Net operating loss	$25,282,697	$28,550,438
Credit carryforwards	7,212,350	6,513,802
Organization costs	2,044,141	3,406,902
Allowance on accounts receivable	1,177,160	815,237
Depreciation	326,364	140,025
Other	379,601	511,395

Total gross deferred tax assets	36,422,313	39,937,799
Valuation allowance	(35,758,680)	(39,205,040)

Deferred tax assets, net of valuation allowance	663,633	732,759

Deferred tax liabilities:
Amortization of product rights	(2,569,888)	(3,437,962)
Prepaid expenses	(891,462)	(730,964)
Other	—	(169,554)

Total gross deferred tax liabilities	(3,461,350)	(4,338,480)

Net deferred tax liability	$(2,797,717)	$(3,605,721)

      A valuation allowance was recorded in 2005 and 2004 due to the Company’s inability to determine if it is more likely than not that the deferred tax asset will be realized in future periods.
      The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Years Ended
	December 31,

	2005	2004

Expected federal income tax benefit (expense) at statutory rate	34.0%	34.0%
Effect of permanent differences	3.8%	(10.4)%
State income tax, net of federal benefit	3.5%	(6.4)%
Effect of tax credits	(6.3)%	23.9%
Effect of foreign operations	86.4%	(50.2)%
Utilization of U.S. tax loss carryforward	(84.4)%	—
Deferred tax asset valuation allowance	42.5%	(72.0)%

	79.5%	(81.1)%

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes is comprised of the following:

	Years Ended December 31,

	2005	2004	2003

Current provision:
Federal	$561,557	$—	$—
State	584,192	618,802	194,496
Foreign	8,297,133	7,647,744	1,090,977

Total	9,442,882	8,266,546	1,285,473

Deferred provision:
Federal	7,626,728	(8,283,747)	(7,067,508)
State	717,439	(714,122)	(609,273)
Foreign	(5,463,986)	(2,236,232)	(3,986,714)

Total	2,880,181	(11,234,101)	(11,663,495)
Deferred tax valuation allowance	(3,529,385)	10,820,622	11,663,495

Total	$8,793,678	$7,853,067	$1,285,473

      The Company reported income (loss) before taxes from operations within the U.S. and foreign operations for the years ended December 31, 2005, 2004, and 2003 as follows.

	December 31,

	2005	2004	2003

Income (loss) before taxes from U.S. operations	$33,002,080	$(14,027,515)	$(32,145,799)
Income (loss) before taxes from foreign operations	(21,939,710)	4,343,403	(16,627,650)

Total income (loss) before taxes from operations	$11,062,370	$(9,684,112)	$(48,773,449)

      No provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $30.5 million at December 31, 2005 as the Company intends to indefinitely reinvest such earnings.

13.	Stock Option Plans
      In 2000, the Company’s Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”). At December 31, 2005, a total of 5,258,000 shares of common stock are reserved under the plan. The 2000 Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and stock purchase rights to purchase shares of the Company’s common stock. A total of 1,417,883 shares of common stock are available for future stock option issuance to eligible employees and consultants of the Company as of December 31, 2005.
      In 2001, the Company’s Board of Directors approved the 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”). At December 31, 2005, 575,000 shares of common stock are reserved under the plan. The 2001 Plan provides for awards of nonstatutory stock options only. A total of 288,750 shares of common stock are available for future stock option issuance to directors of the Company as of December 31, 2005.
      The 2000 Plan and the 2001 Plan are administered by the compensation committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and stock purchase rights are to be granted, the number of shares of

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In June 2005, shareholders approved an amendment to both the 2000 and 2001 plans to increase by 1,500,000 and 100,000 shares of common stock reserved for issuance, respectively.
      A summary of the Plans’ activity is as follows:

	Number of	Weighted Average
	Options	Exercise Price

Balance, January 1, 2003	1,321,992	$1.76
Granted	610,219	9.21
Exercised	(53,190)	1.38
Terminated	(60,809)	1.91

Balance, December 31, 2003	1,818,212	4.28
Granted	1,110,303	34.87
Exercised	(373,436)	2.22
Terminated	(154,395)	8.52

Balance, December 31, 2004	2,400,684	18.47
Granted	1,369,932	23.75
Exercised	(134,120)	3.64
Terminated	(249,638)	26.53

Balance, December 31, 2005	3,386,858	$20.60

      A summary of options outstanding as of December 31, 2005, is as follows:

	Outstanding Options			Exercisable Options

		Weighted-	Weighted-	Shares	Weighted-
		Average	Average	Currently	Average
	Shares	Remaining	Exercise	Vested and	Exercise
Range of Exercise Prices	Under Option	Contractual Life	Price	Exercisable	Price

$0.40 to 1.60	438,762	3.42	$1.52	428,663	$1.52
$1.61 to 2.40	393,592	4.29	2.40	372,594	2.40
$2.41 to 18.20	398,530	5.15	14.40	167,373	14.00
$18.21 to 18.49	585,000	6.93	18.49	—	—
$18.50 to 23.92	424,832	6.02	21.68	369,232	21.49
$23.93 to 35.15	453,847	6.42	28.41	171,948	33.97
$35.16 to 42.34	538,250	5.94	41.04	538,250	41.04
$42.35 to 52.27	154,045	6.19	48.21	154,045	48.21

Total	3,386,858	5.59	$20.60	2,202,105	$21.42

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 6, 2005, the Board of Directors approved the acceleration of vesting for certain unvested incentive and non-qualified stock options granted to employees under the 2000 stock incentive plan. Vesting acceleration was performed on employee options granted prior to April 1, 2005 with an exercise price per share of $21.00 or higher. A total of 839,815 shares of the Company’s common stock became exercisable as a result of the vesting acceleration. The acceleration of vesting was consummated in order to reduce the non-cash compensation expense that would have been recorded in future periods following the effective date of SFAS No. 123(R). The effect of this acceleration is the avoidance of future non-cash expenses of approximately $15.8 million, which is included in the pro-forma net loss for the year ended December 31, 2005.

14.	Redeemable Convertible Preferred Stock and Warrants

Redeemable Convertible Preferred Stock
      In January 2000, the Company issued 5,069,792 shares of redeemable convertible preferred stock (Series A Preferred), in a first closing, to a group of private investors at a purchase price of $1.00 per share. In December 2000 and January 2001, the Company issued 3,237,500 and 9,605,973 shares, respectively, of Series A Preferred, in a second closing, to the same group of investors at a purchase price of $1.50 per share. In November 2001, the Company issued 31,071,769 shares of redeemable convertible preferred stock (Series B Preferred) to a group of investors at a purchase price of $2.09 per share. In October 2002, the Company issued 19,138,756 shares of redeemable convertible preferred stock (Series C Preferred) at a purchase price of $2.09 per share.
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
      In April 2003, the Company issued two warrants in conjunction with the convertible debt issued in 2003. The warrants had a life of five years and could be exercised immediately. A total of 424,242 shares of common stock could be purchased at a price of $11.00 per share under these warrants. The $729,697 fair value of the warrant was classified as additional paid-in capital with a corresponding amount treated as a debt discount which was being amortized using the interest method.
      In June 2004, a stock purchase warrant was exercised by one of the business partners, resulting in the issuance of 44,026 shares of common stock. The option holder utilized the cashless exercise option allowed under the warrant agreement and surrendered 16,580 shares to the Company as consideration for this exercise.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2004, the second business partner exercised two stock purchase warrants which resulted in the issuance of 789,087 shares of common stock. Total exercise proceeds received by the Company were $7.6 million.

15.	Employee Savings Plans
      The Company sponsors an employee savings and retirement plan which is qualified under section 401(k) of the Internal Revenue Code for its U.S. employees. Under the sponsored plan, the Company matches 100% of the participant’s contribution up to a limit of 3% of the participant’s annual salary. Matching contributions totaled $411,262, $276,952, and $204,561 in 2005, 2004 and 2003, respectively. The Company’s international employees are eligible to participate in retirement plans, subject to the local laws that are in effect for each country. The Company made contributions of $455,109, $477,695, and $321,695 for these employees in 2005, 2004 and 2003, respectively.

16.	Related Parties
      As part of the relocation assistance provided to three officers, during 2002, the Company made loans totaling $400,000 to these individuals. At December 31, 2005 the balance outstanding for these loans is $62,500. The loans do not bear interest and are secured by a second deed of trust on the principal residences of each of the officers. The notes are repayable over terms ranging from two to four years. The Company has agreed, for as long as these officers remain employed by the Company, to make annual bonus payments to these officers in amounts sufficient to pay the loan amounts then due.

17.	Subsequent Event
      In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25 million, consisting of a $20 million license fee and a $5 million equity investment in MethylGene common shares. The common shares were purchased at a subscription price of CDN $3.125 which represented a 25% premium over the market closing price on January 27, 2006. Subsequent to the transaction, the Company has a 7.8% ownership in MethylGene. The ownership interest will initially be recorded at fair value and then accounted for as an available for sale security.
      MGCD0103 is currently in Phase I/II development and has a number of clinical studies underway. Under the terms of the license agreement, MethylGene will initially fund 40% of the preclinical and clinical development for MGCD0103 (and any additional second generation compounds) required, to obtain marketing approval in North America, while the Company will fund 60% of such costs. MethylGene will receive royalties on net sales in North America ranging from 13% to 21%. The royalty rate paid to MethylGene will be determined based upon the level of annual net sales achieved in North America and the length of time development costs are funded by MethylGene. MethylGene will have an option, at its sole discretion, as long as it continues to fund development, to co-promote approved products and, in lieu of receiving royalties, to share the resulting net profits equally with the Company. If MethylGene exercises its right, at its sole discretion, to discontinue development funding, the Company will be responsible for 100% of development costs incurred thereafter.
      In all other licensed territories, which include Europe, the Middle East, Turkey, Australia, New Zealand, South Africa and certain countries in Southeast Asia, the Company is responsible for development and commercialization costs and MethylGene will receive a royalty on net sales in those markets at a rate of 10% to 13% based on annual net sales.

PHARMION CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Milestone payments to MethylGene for MGCD0103 could reach $145 million, based on the achievement of significant development, regulatory and sales goals. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. In addition, the Company will provide one year of research support (up to $2 million) for a team of eight MethylGene scientists dedicated to identifying second-generation clinical candidates in addition to MGCD0103.

18.	Quarterly Information

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

	(In thousands, except per share data)
	(Unaudited)
Net sales	$51,737	$56,257	$56,805	$56,445
Cost of sales, inclusive of royalties, exclusive of product rights amortization	13,947	15,120	15,355	15,378
Income (loss) from operations	5,408	6,492	9,725	(17,036)
Net income (loss)	4,270	5,554	8,828	(16,383)
Net income (loss) applicable to common shareholders per share — basic	$.13	$.17	$.28	$(.51)
Net income (loss) applicable to common shareholders per share — diluted	$.13	$.17	$.27	$(.51)

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net sales	$15,721	$20,396	$42,576	$51,478
Cost of sales, inclusive of royalties, exclusive of product rights amortization	6,309	7,453	14,169	15,704
Loss from operations	(8,814)	(8,221)	(1,712)	3,224
Net income (loss)	(9,809)	(9,983)	(355)	2,609
Net income (loss) applicable to common shareholders per share — basic and diluted	$(.40)	$(.39)	$(.01)	$.08

SCHEDULE II
Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	to
	Beginning	Expense		Balance at End
Years Ended December 31,	of Period	or Sales	Deductions	of Period

	(In thousands)
2005
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$2,210	$13,437	$(12,074)	$3,573
Inventory reserve	360	606	(924)	42
2004
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$819	$7,419	$(6,028)	$2,210
Inventory reserve	1,387	1,366	(2,393)	360
2003
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$734	$2,486	$(2,401)	$819
Inventory reserve	—	1,761	(374)	1,387

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Specimen Stock Certificate.
4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.
10.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.
10.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.

Exhibit
Number	Description of Document

10.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10.17(3)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.
10.18(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger.
10.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10.21(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.
10.22(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.
10.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10.25(2)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.
10.26(4)	Amendment No. 2, dated as of December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, by and between Pharmion GmbH and Celgene U.K. Manufacturing II Limited (formerly Penn T Limited).
10.27(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.
10.28(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.
10.29(4)	Lease, dated as of December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.
10.31(5)	.Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.
10.32(6)	Manufacturing and Service Contract, dated as of December 20, 2005, by and between the Registrant and Ben Venue Laboratories, Inc.
10.33(6)	Co-Development and License Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.
10.34(6)	Supply Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.

Exhibit
Number	Description of Document

10.35	Pharmion Corporation 2000 Stock Incentive Plan (Amended and Restated effective as of February 9, 2006)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (reference is made to page 58)
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(4)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(6)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

*	Management Contract or Compensatory Plan or Arrangement