Form 10-Q
period 2006-03-31
PHARMION CORP
filed 2006-05-10
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number: 000-50447
Pharmion Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-1521333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
2525 28th Street, Suite 200,	80301
Boulder, Colorado	(Zip Code)
(Address of principal executive offices)
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
Large accelerated filer    ☐      Accelerated filer    ☑      Non-accelerated filer    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑      No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5,2006

Common Stock, $.001 par value per share	32,042,298 shares

PART I
FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,306	$90,443
Short-term investments	102,797	152,963
Accounts receivable, net of allowances of $3,852 and $3,573, respectively	34,302	32,213
Inventories	12,241	11,472
Prepaid research and development costs	13,071	16,020
Other current assets	5,190	5,779

Total current assets	249,907	308,890
Product rights, net	101,844	104,045
Goodwill	13,173	12,920
Property and equipment, net	6,542	6,606
Other assets	6,149	169

Total assets	$377,615	$432,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,512	$8,456
Accrued liabilities	36,283	73,813

Total current liabilities	42,795	82,269
Deferred tax liability	2,852	2,797
Other long-term liabilities	916	940

Total liabilities	46,563	86,006

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 31,924,116 and 31,912,751 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	32	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Additional paid-in capital	483,456	482,893
Deferred compensation	—	(227)
Other comprehensive income (loss)	3,128	(247)
Accumulated deficit	(155,564)	(135,827)

Total stockholders’ equity	331,052	346,624

Total liabilities and stockholders’ equity	$377,615	$432,630

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$56,594	$51,737
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	15,213	13,947
Research and development	15,133	9,464
Acquired in-process research	20,480	—
Selling, general and administrative	22,512	20,680
Product rights amortization	2,439	2,238

Total operating expenses	75,777	46,329

Operating income (loss)	(19,183)	5,408
Interest and other income, net	1,661	1,779

Income (loss) before taxes	(17,522)	7,187
Income tax expense	2,214	2,917

Net income (loss)	$(19,736)	$4,270

Net income (loss) per common share:
Basic	$(0.62)	$0.13

Diluted	$(0.62)	$0.13

Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	31,918,849	31,804,784

Diluted	31,918,849	33,035,855

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net income (loss)	$(19,736)	$4,270
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,013	2,848
Share-based compensation expense	775	55
Other	(74)	273
Changes in operating assets and liabilities:
Accounts receivable, net	(1,782)	2,035
Inventories	(664)	(1,296)
Other current assets	3,737	(1,338)
Other long-term assets	10	(4)
Accounts payable	(1,978)	(904)
Accrued liabilities	(38,657)	1,547

Net cash provided by (used in) operating activities	(55,356)	7,486
Investing activities
Purchases of property and equipment	(451)	(818)
Acquisition of business, net of cash acquired	—	(5,204)
Purchase of available-for-sale investments	(18,050)	(65,227)
Sale and maturity of available-for-sale investments	63,840	48,335

Net cash provided by (used) in investing activities	45,339	(22,914)
Financing activities
Proceeds from exercise of common stock options	15	161
Payment of debt obligations	(55)	(1,048)

Net cash used in financing activities	(40)	(887)
Effect of exchange rate changes on cash and cash equivalents	1,920	(1,317)

Net decrease in cash and cash equivalents	(8,137)	(17,632)
Cash and cash equivalents at beginning of period	90,443	119,658

Cash and cash equivalents at end of period	$82,306	$102,026

Non cash items
Accrual of additional business acquisition consideration	—	5,166
The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.  BUSINESS OPERATIONS
     Pharmion Corporation (the “Company”) is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller royalties on future sales and, in some cases, up front cash payments. The Company has acquired the rights to six products, including four that are currently marketed or sold on a compassionate use or named patient basis, and two products that are in varying stages of clinical development. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.
NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain disclosures required for complete financial statements are not included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K, which has been filed with the SEC.
     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include only normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2006, results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006, and 2005. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or for any other future year.
     Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates or assumptions.
     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income was $1.7 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively.
     The Company has entered into domestic and international standby letters of credit to guarantee both current and future commitments of office lease agreements. The aggregate amount outstanding under the letters of credit was approximately $1.6 million at March 31, 2006 and is secured by an equivalent amount of restricted cash held in U.S. cash accounts.
     Short-term Investments
     Short-term investments consist of investment grade government agency auction rate and corporate debt securities due within one year. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income (loss).

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
     Inventories at March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$4,364	$3,444
Finished goods	7,877	8,028

Total inventories	$12,241	$11,472

     Long-Lived Assets
     Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value.
     Goodwill
     In association with a business acquisition in 2003 and related contingent payments that were made in 2004 and 2005, goodwill was created. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires the Company to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, the Company will record the impairment charge in the statement of operations in the period it is discovered.
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
     Revenue Recognition
     The Company sells its products to wholesale distributors and, for certain products, directly to hospitals and clinics. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectibility is reasonably assured. Within the U.S. and certain foreign countries, revenue is recognized upon shipment (freight on board shipping point) since title to the product passes and the customers have assumed the risks and rewards of ownership. In certain other foreign countries, it is common practice that ownership transfers upon receipt of product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title to the product effectively transfers.
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
     A description of the Company’s allowances requiring accounting estimates, and the specific considerations the Company uses in estimating these amounts, is as follows:
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
     To estimate the likelihood of product remaining in wholesalers’ inventory to within six months of its expiration, the Company relies on information from its wholesalers regarding their inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. The Company believes the information from its wholesalers and third party sources is a reliable indicator of trends, but the Company is unable to verify the accuracy of such data independently. The Company also considers its wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
     Since the Company does not have the ability to track a specific returned product back to its period of sale, the product returns allowance is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf life of products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates.
     For the three months ended March 31, 2006, $0.3 million of product was returned to the Company, representing approximately 0.5% of net sales revenue. There was no product returned to the Company for the three months ended March 31, 2005. The allowance for returns was $0.4 million at March 31, 2006 and $0.6 million at December 31, 2005.
     Chargebacks and rebates. Although the Company sells its products in the U.S. primarily to wholesale distributors, the Company typically enters into agreements with certain governmental health insurance providers, hospitals, clinics, and physicians, either directly or through group purchasing organizations acting on behalf of their members, to allow purchase of Company products at a discounted price and/or to receive a volume-based rebate. The Company provides a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price paid to the wholesaler by the end-customer. Rebates are paid directly to the end-customer, group purchasing organization or government insurer.
     As a result of these contracts, at the time of product shipment the Company must estimate the likelihood that product sold to wholesalers might be ultimately sold by the wholesaler to a contracting entity or group purchasing organization. For certain end-customers, the Company must also estimate the contracting entity’s or group purchasing organization’s volume of purchases.
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
     At March 31, 2006 and December 31, 2005, the allowance for chargebacks and rebates was $3.4 million and $2.6 million, respectively.
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
     At March 31, 2006 and December 31, 2005, the allowance for prompt pay discounts was $0.7 million and $0.5 million, respectively.

     The Company has adjusted the allowances for product returns, chargebacks and rebates and prompt pay discounts in the past based on differences between its estimates and its actual experience, and the Company will likely be required to make adjustments to these allowances in the future. The Company continually monitors the allowances and makes adjustments when the Company believes actual experience may differ from estimates.
     Cost of Sales
     Cost of sales includes the cost of product sold, royalties due on the sales of the products and the distribution and logistics costs related to selling the products. Cost of sales does not include product rights amortization expense as it is disclosed separately.
     Risks and Uncertainties
     The Company is subject to risks common to companies in the pharmaceutical industry including, but not limited to, uncertainties related to regulatory approvals, dependence on key products, dependence on key customers and suppliers, and protection of proprietary rights.
     Translation of Foreign Currencies
     The functional currencies of the Company’s foreign subsidiaries are the local currencies, primarily the British pound sterling, euro and Swiss franc. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities are translated using the current exchange rate as of the balance sheet date. Income and expenses are translated using a weighted average exchange rate over the period ending on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses which, to date have not been significant, are included in the results of operations.
     Research and Development
     Research and development costs include salaries, benefits and other personnel related expenses as well as fees paid to third parties for clinical development and regulatory services. Such costs are expensed as incurred.
     Acquired In-Process Research
     In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MGDC0103 has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
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
     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. Net revenues generated as a percent of total consolidated net revenues, for three largest customers in the U.S. were as follows for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
	2006	2005
Oncology Supply	19%	15%
McKesson Corporation	14%	15%
Cardinal Health	13%	15%
     Net sales generated from international customers were individually less than 5% of consolidated net sales.

     Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, prior periods are not restated for comparative purposes. Rather, compensation for awards outstanding, but not vested, at the date of adoption based on the grant date for value determined under SFAS No. 123, “Accounting for Share-Based Compensation,” as well as new awards granted after the date of adoption based on the grant date for value under SFAS No. 123R will be recognized as an expense in the statement of operations over the remaining service period of the award.
     The Company has estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.
     On November 10, 2005 the Financial Accounting Standards Board issued Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FAS 123R-3”). The Company has elected to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee stock-based compensation expense, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.
     Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payment awards to employees and directors in accordance with APB 25 as allowed under SFAS No. 123. In accordance with APB 25, the Company recorded deferred compensation in connection with stock options granted in 2003 under the intrinsic value method. The amount of deferred compensation was equal to the difference between the exercise price of the stock options granted to employees and the higher fair market value of the underlying stock at the date of grant. The deferred compensation was recognized ratably over the vesting period of these options as stock-based compensation expense up to the adoption of SFAS No. 123R. Upon adoption, the unamortized deferred compensation balance was eliminated with a corresponding reduction in additional paid in capital.
     On December 6, 2005, the Board of Directors approved the acceleration of vesting for certain unvested incentive and non-qualified stock options granted to employees under the 2000 stock incentive plan. Vesting acceleration was performed on employee options granted prior to April 1, 2005 with an exercise price per share of $21.00 or higher. A total of 839,815 shares of the Company’s common stock became exercisable as a result of the vesting acceleration. The acceleration of vesting was consummated in order to reduce the non-cash compensation expense that would have been recorded in future periods following the effective date of SFAS No. 123R. The effect of this acceleration is the avoidance of future non-cash expenses of approximately $15.8 million.
     Adoption of SFAS No. 123R
     Employee share-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at an expected rate of 15%. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The post-vesting forfeiture rate was based on the Company’s historical option cancellations. There was no impact to cash flows or financial position upon adoption.
     Share-based compensation expense recognized under SFAS No. 123R was (in thousands, except for per share data):

Three Months
Ended March 31,
2006
Research and development	$225
Selling, general and administrative	550

Total share-based compensation expense	$775

Share-based compensation expense, per common share:
Basic and Diluted	$0.02

     Pro Forma Information for Period Prior to Adoption of SFAS No. 123R
     The following pro forma net income and earnings per share were determined as if we had accounted for employee share-based compensation for our employee stock plans under the fair value method prescribed by SFAS No. 123. (in thousands, except for per share data):

Three Months
Ended March 31,
2005
Net income as reported	$4,270
Plus: share-based compensation recognized under the intrinsic value method	55
Less: share-based compensation under fair value method	(1,984)

Pro forma net income	$2,341

Net income per common share:
Basic, as reported	$0.13

Basic, pro forma	$0.07

Diluted, as reported	$0.13

Diluted, pro forma	$0.07

     A comparison of the share-based expense recognized in the statement of operations for the three months ended March 31, 2006 to the pro forma expense from the comparative period in the prior year is provided below. (In thousands)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2006	2005
Share-based compensation expense	$775	$1,984
     Valuation assumptions used to determine fair value of share based compensation
     The employee share-based compensation expense recognized under SFAS No. 123R and presented in the pro forma disclosure required under SFAS No. 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used include:

	Three Months Ended
	March 31,
	2006	2005
Risk-free interest rate	4.6%	3.8%
Expected stock price volatility	42%	61%
Expected option term until exercise	4 years	4 years
Expected dividend yield	0%	0%
     The risk free interest rate was derived from published interest rates with terms similar to the Company’s stock options. The expected life of the options was derived primarily from peer data of companies in the same industry with similar equity plans.
     The weighted-average fair value per share was $6.44 and $18.18 for stock options granted in the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized in the income statement was $7.3 million, which is estimated to be allocated to expense over a weighted average period of 3.2 years.
     A summary of the option activity for the quarter ended March 31, 2006 is as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value (in
	Number of Shares	Exercise Price	(years)	thousands)
Outstanding at December 31, 2005	3,386,858	$20.60
Granted	26,250	$16.67
Exercised	(11,365)	$1.30
Terminated	(27,224)	$22.65

Outstanding, March 31, 2006	3,374,519	$20.62	5.35	$14,655

Vested and expected to vest, March 31, 2006	3,108,437	$20.72	0.44	$14,454

Exercisable, March 31, 2006	2,053,868	$22.14	4.80	$12,083

     The intrinsic value of options exercised for the quarters ended March 31, 2006 and 2005 was $0.2 million and $1.5 million, respectively.
     A summary of the options outstanding and exercisable at March 31, 2006, is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
Range of Exercise	Number of Shares	Contractual Term	Weighted Average	Number of Shares	Contractual Term	Weighted Average
Prices	Outstanding	(years)	Exercise Price	Outstanding	(years)	Exercise Price
$0.40 to 1.60	427,174	3.18	$1.53	401,421	3.17	$1.52
$1.61 to 12.12	408,981	4.07	$2.79	309,405	4.14	$2.68
$12.13 to 16.67	333,710	4.85	$14.02	165,389	4.68	$13.79
$16.68 to 18.49	659,000	6.59	$18.37	16,247	4.79	$17.07
$18.50 to 25.06	662,204	6.01	$22.85	309,545	5.08	$21.70
$25.07 to 40.00	372,100	5.79	$35.92	353,011	5.78	$36.39
$40.01 to 52.27	511,350	5.76	$44.03	498,850	5.68	$43.92

Total	3,374,519	5.35	$20.62	2,053,868	4.80	$22.14

NOTE 3.  NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2006, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.
     A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share follows:

	Three Months Ended
	March 31,
	2006	2005
Basic	31,918,849	31,804,784
Effect of dilutive securities:
Stock options	—	1,231,071

Diluted	31,918,849	33,035,855

     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 2,194,962 and 784,967 for the three months ended March 31, 2006 and 2005, respectively.
NOTE 4.  LICENSE AGREEMENTS AND PRODUCT RIGHTS
     The cost value and accumulated amortization associated with the Company’s product rights was as follows (in thousands):

	As of March 31, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Thalidomide	$102,130	$(11,722)	$101,837	$(9,690)
Refludan	12,208	(3,897)	12,208	(3,560)
Innohep	5,000	(1,875)	5,000	(1,750)

Total product rights	$119,338	$(17,494)	$119,045	$(15,000)

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
     In December 2004, the Company amended its thalidomide agreements with Celgene and CUK to reduce the thalidomide product supply payment, expand the Company’s licensed territory, and eliminate certain license termination rights held by Celgene. The Company paid Celgene a one-time payment of $80 million in exchange for (i) the reduction in the cost of product supply from 28.0% of net sales to 15.5% of net sales, (ii) the addition of Korea, Hong Kong, and Taiwan to the Company’s licensed territory and, (iii) elimination of Celgene’s right to terminate the license agreement in the event the Company has not obtained a marketing authorization approval for thalidomide in the United Kingdom by November 2006. The $80 million payment was capitalized as part of the thalidomide product rights and is being amortized over the remaining period the Company expects to generate significant thalidomide sales, approximately 12 years from December 31, 2005.
     The Company has also committed to provide funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company has paid Celgene $10.7 million through December 31, 2005 and will pay Celgene $2.7 million in each of 2006 and 2007.
     In connection with a third party patent dispute associated with thalidomide, the Company agreed to make a $5.0 million payment in 2005, with two $1.0 million payments due in 2006 and 2007. Accordingly, these amounts increased the thalidomide product rights.
     In connection with the 2003 acquisition of Laphal, the Company acquired rights to Laphal’s formulation of thalidomide. The portion of the purchase price allocated to thalidomide has been included in product rights, net on the accompanying balance sheet.
     Vidaza
     In 2001, the Company licensed worldwide rights to Vidaza (azacitidine) from Pharmacia & Upjohn Company, now part of Pfizer, Inc. Under terms of the license agreement, the Company is responsible for all costs to develop and market Vidaza and the Company pays Pfizer a royalty of 8% to 20% of Vidaza net sales. No up-front or milestone payments have been or will be made to Pfizer. The license has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country.

     Satraplatin
     In December 2005, the Company entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical development. Under the terms of the agreement, the Company obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand, while GPC Biotech retained rights to the North American market and all other territories. In January 2006, the Company made an up front payment of $37.1 million to GPC Biotech, including a $21.2 million reimbursement for satraplatin clinical development costs incurred prior to the agreement and $15.9 million for funding of ongoing and certain future clinical development to be conducted jointly by the Company and GPC Biotech, $3.1 million of which was expensed in the first quarter of 2006. The Company and GPC Biotech will pursue a joint development plan to evaluate development activities for satraplatin in a variety of tumor types and will share global development costs, for which the Company has made an additional commitment of $22.2 million, in addition to the $37.1 million in initial payments. The Company will also pay GPC Biotech $30.5 million based on the achievement of certain regulatory filing and approval milestones, and up to an additional $75 million for up to five subsequent European approvals for additional indications. GPC Biotech will also receive royalties on sales of satraplatin in the Company’s territories at rates of 26% to 30% on annual sales up to $500 million, and 34% on annual sales over $500 million. Finally, the Company will pay GPC Biotech sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in its territories.
     MethylGene
     In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25 million, including a $20.5 million license fee and the remainder as an equity investment in MethylGene common shares. The common shares were purchased at a subscription price of CDN $3.125 which represented a 25% premium over the market closing price on January 27, 2006. Subsequent to the transaction, the Company had a 7.8% ownership in MethylGene. Per the subscription agreement, the Company is restricted from selling the common shares for a period of 4 months from the transaction date. The ownership interest was initially recorded at fair value and is now accounted for as a long-term available-for-sale security.
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
     Refludan
     In May 2002, the Company entered into agreements to acquire the exclusive right to market and distribute Refludan in all countries outside the U.S. and Canada. These agreements, as amended in August 2003, transferred all marketing authorizations and product registrations for Refludan in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $13 million to date and has capitalized to product rights $12.2 million, which is being amortized over a 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company pays Schering a royalty of 14% of net sales of Refludan until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.
     Innohep
     In June 2002, the Company entered into a ten-year agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep in the United States. On the closing date the Company paid $5 million for the license, which was capitalized as product rights and is being amortized over a 10 year period in which the Company expects to generate significant sales. On the closing date, the Company paid an additional $2.5 million, which was creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. Furthermore, the agreement contains a minimum net sales clause that is effective for two consecutive two-year periods. If the Company does not achieve these minimum sales levels for two consecutive years, it has the right to pay LEO Pharma additional royalties up to the amount LEO Pharma would have received had the Company achieved these net sales levels. If the Company opts not to make the additional royalty payment, LEO Pharma has the right to terminate the license agreement. The second of the two-year terms will conclude on December 31, 2006.
NOTE 5.  OTHER COMPREHENSIVE INCOME (LOSS)
     The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries and unrealized gains and losses on available-for-sale securities.
     Total comprehensive income (loss) for the three months ended March 31, 2006 and 2005 was (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$(19,736)	$4,270
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	1,828	(2,427)
Unrealized gain (loss) on available-for-sale securities	1,546	(48)

Comprehensive income (loss)	$(16,362)	$1,795

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
NOTE 6.  INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three months ended March 31, 2006 and 2005 resulted primarily from taxable income generated in certain foreign jurisdictions.
NOTE 7.  GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three months ended March 31, 2006 and 2005 was (in thousands):

	Three Months Ended
	March 31,
	2006	2005
United States net sales	$33,787	$28,915
Foreign entities net sales	22,807	22,822

Total net sales	$56,594	$51,737

United States operating income (loss)	$(7,893)	$4,688
Foreign entities operating income (loss)	(11,290)	720

Total operating income (loss)	$(19,183)	$5,408

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document. This Report on Form 10-Q should also be read in conjunction with the Company’s Report on Form 10-K for the fiscal year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS
     All statements, trend analysis and other information contained in this Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in sales, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and the factors set forth under “Factors Affecting our Business Conditions” below. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect future events or developments.
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
     In May 2004, Vidaza® was approved for marketing in the U.S. and we commenced sales of the product in July 2004. Pending positive data from an ongoing Phase III/IV study, we plan to file for marketing approval in the European Union (E.U.) in 2007. Until Vidaza is approved, we intend to sell Vidaza on a compassionate use and named patient basis throughout the major markets in the E.U. We have filed for approval to market Vidaza in certain international markets in Europe and these submissions are under review by the respective regulatory authorities.
     Thalidomide Pharmion 50mgtm is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization in those markets. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets.
     In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Enrollment in a Phase III study examining satraplatin as a second line treatment for hormone refractory prostate cancer was completed in the fourth quarter of 2005.
     In January 2006, we entered into a license and collaboration agreement with MethylGene for the research, development and commercialization of the oncology applications of MethylGene’s histone deacetylase (HDAC) inhibitors in North America, Europe, the Middle East and certain other international markets, including MGCD0103, MethylGene’s lead HDAC inhibitor, which is currently in several Phase I and Phase II clinical trials.
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
     A description of our allowances requiring accounting estimates, and the specific considerations we use in estimating these amounts, are as follows:
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
     To estimate the likelihood of product remaining in wholesalers’ inventory to within six months of its expiration, we rely on information from our wholesalers regarding their inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. We believe the information from our wholesalers and third party sources is a reliable indicator of trends, but we are unable to verify the accuracy of such data independently. We also consider our wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
     Since we do not have the ability to track a specific returned product back to its period of sale, the product returns allowance is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf life of products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates.
     For the three months ended March 31, 2006, $0.3 million of product was returned to the Company, representing approximately 0.5% of net sales revenue. There was no product returned to the Company for the three months ended March 31, 2005. The allowance for returns was $0.4 million at March 31, 2006 and $0.6 million at December 31, 2005.
     Chargebacks and rebates. Although we sell our products in the U.S. primarily to wholesale distributors, we typically enter into agreements with certain governmental health insurance providers, hospitals, clinics, and physicians, either directly or through group purchasing organizations acting on behalf of their members, to allow purchase of our products at a discounted price and/or to receive a volume-based rebate. We provide a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price paid to the wholesaler by the end-customer. Rebates are paid directly to the end-customer, group purchasing organization or government insurer.
     As a result of these contracts, at the time of product shipment we must estimate the likelihood that product sold to wholesalers might be ultimately sold by the wholesaler to a contracting entity or group purchasing organization. For certain end-customers, we must also estimate the contracting entity’s or group purchasing organization’s volume of purchases.
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
     At March 31, 2006 and December 31, 2005, the allowance for chargebacks and rebates was $3.4 million and $2.6 million, respectively.
     Prompt pay discounts. As incentive to expedite cash flow, we offer some customers a prompt pay discount whereby if they pay their accounts within 30 days of product shipment, they may take a 2% discount. As a result, we must estimate the likelihood that our customers will take the discount at the time of product shipment. In estimating the allowance for prompt pay discounts, we rely on past history of our customers’ payment patterns to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, we increase the allowance accordingly.

     At March 31, 2006 and December 31, 2005, the allowance for prompt pay discounts was $0.7 million and $0.5 million, respectively.
     We have adjusted the allowances for product returns, chargebacks and rebates and prompt pay discounts in the past based on differences between our estimates and our actual experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor the allowances and make adjustments when we believe actual experience may differ from estimates.
     Cost of sales
     Cost of sales includes the cost of product sold, royalties due on the sales of the products and the distribution and logistics costs related to selling the products. Cost of sales does not include product rights amortization expense as it is disclosed separately.
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
     Long-Lived Assets
     Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value.
     Goodwill
     In association with a business acquisition in 2003 and related milestone payments that were made in 2004 and 2005, goodwill was created. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. SFAS No. 142 requires us to perform an impairment review of goodwill at least annually. We perform an evaluation in the fourth quarter of each year. If it is determined that the value of goodwill is impaired, we will record the impairment charge in the statement of operations in the period it is discovered. The process of reviewing for impairment of goodwill is similar to that of long-lived assets in that expected future cash flows are calculated using estimated future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate.
     Acquired in-process research
     In January 2006, we entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, we made up front payments to MethylGene totaling $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MGDC0103 has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
     Accounting for Share-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period. We adopted SFAS No. 123R using the modified prospective method. Under this method, prior periods are not restated for comparative purposes. Rather, compensation for awards outstanding, but not vested, at the date of adoption based on the grant date for value determined under SFAS No. 123, “Accounting for Share-Based Compensation,” as well as new awards granted after the date of adoption based, on the grant date for value under SFAS No. 123R will be recognized as an expense in the statement of operations over the remaining service period of the award.
     We have estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price.
     Prior to the adoption of SFAS No. 123R, we accounted for share-based payment awards to employees and directors in accordance with APB 25 as allowed under SFAS No. 123. In accordance with APB 25, we recorded deferred compensation in connection with stock options granted in 2003 under the intrinsic value method. The amount of deferred compensation was equal to the difference between the exercise price of the stock options granted to employees and the higher fair market value of the underlying stock at the date of grant. The deferred compensation was recognized ratably over the vesting period of these options as share-based compensation expense up to the adoption of SFAS No. 123R. Upon adoption, the unamortized deferred compensation balance was eliminated with a corresponding reduction in additional paid in capital.
     On December 6, 2005, our Board of Directors approved the acceleration of vesting for certain unvested incentive and non-qualified stock options granted to employees under the 2000 stock incentive plan. Vesting acceleration was performed on employee options granted prior to April 1, 2005 with an exercise price per share of $21.00 or higher. A total of 839,815 shares of our common stock became exercisable as a result of the vesting acceleration. The acceleration of vesting was consummated in order to reduce the non-cash compensation expense that would have been recorded in future periods following the effective date of SFAS No. 123R. The effect of this acceleration is the avoidance of future non-cash expenses of approximately $15.8 million.
     The employee share-based compensation expense recognized under SFAS No. 123R was determined using the Black Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The risk free interest rate of 4.6% was derived from published interest rates with terms similar to our stock options. The post-vesting forfeiture rate of 15% was based on our historical option cancellations. The expected life of 4 years of the options was derived primarily from peer data of companies in the same industry with similar equity plans.
     Employee share-based compensation expense recognized in the first quarter of 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     The overall impact of adopting SFAS No. 123R was an increase of $0.8 million in operating expenses for the three months ended March 31, 2006. As of March 31, 2006, total compensation cost related to nonvested stock options not yet recognized in the income statement was $7.3 million, which is estimated to be allocated to expense over a weighted average period of 3.2 years.
Results of Operations
     Comparison of the Company’s Results for the Three Months Ended March 31, 2006 and 2005
     Net sales. Net sales totaled $56.6 million for the three months ended March 31, 2006 as compared to $51.7 million for the three months ended March 31, 2005. Net sales included $33.8 million and $28.9 million in the U.S. for the three months ended March 31, 2006 and 2005, respectively and $22.8 million in Europe and other countries for both quarters ended March 31, 2006 and 2005. The primary reason for the net sales increase is due to the growth of Vidaza sales in the U.S., which increased by $5.4 million to $32.9 million for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. With Vidaza being launched in the U.S. on July 1, 2004, sales were still in a ramp up period during the first quarter of 2005. While sales of Vidaza in 2006 have increased as compared to the same period of 2005, sales levels have generally flattened on a sequential quarterly basis since then. The increase in net sales was partially offset by a decrease in thalidomide sales, which totaled $19.5 million for the three months ended March 31, 2006, as compared to $20.3 million for the quarter ended March 31, 2005. The decrease in thalidomide sales was due primarily to the strengthening of the U.S. dollar against the euro and the pound sterling in the first quarter of 2006 versus the same period in 2005.
     Reductions from gross to net sales, which include product returns, chargebacks, rebates and prompt pay discounts totaled $4.8 million and $4.1 million for the 3 months ended March 31, 2006 and 2005, respectively. The increase is the result of higher sales in the first quarter of 2006. As a percentage of gross sales, the reductions were 7.8% for the first quarter of 2006 versus 7.3% for the first quarter in 2005. The increase was due to higher rebates, which was the result of higher Vidaza and Innohep utilization in the Medicaid program.
     Cost of sales. Cost of sales for the three months ended March 31, 2006 totaled $15.2 million compared to $13.9 million for the three months ended March 31, 2005. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and included separately with operating expenses. The increase was the direct result of the increase in net sales. Our gross margins for the three months ended March 31, 2006 and 2005 remained constant at 73%. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $15.1 million for the three months ended March 31, 2006 as compared to $9.5 million for the three months ended March 31, 2005. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Increased development expenses resulting from the licensing of satraplatin and the MethylGene HDAC inhibitor program resulted in $3.6 million of the increase. An additional $2.0 million of the increase is due to growth in clinical study costs for Vidaza and further clinical studies for thalidomide as well as Vidaza alternative formulation development costs. We expect research and development expenses to continue to grow on a quarterly basis throughout 2006 as the development programs for our products mature.

     Acquired in-process research. In January 2006, we entered into a licensing and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s HDAC inhibitor in North America, Europe, the Middle East and certain other markets. Under terms of this agreement, we made up front payments to MethylGene of $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares The $20.5 million license fee was immediately expensed as acquired in-process research as MethylGene’s HDAC inhibitor has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. No such expense was incurred in the first quarter of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $22.5 million for the three months ended March 31, 2006 as compared to $20.7 million for the three months ended March 31, 2005. Sales and marketing expenses totaled $15.9 million for the three months ended March 31, 2006, an increase of $1.1 million over the comparable period of 2005. This increase is primarily due to increased sales and marketing costs in the U.S. as we expanded field-based headcount and Vidaza marketing activities in anticipation of potential new competitive products being launched in 2006. In addition, we increased pre-approval marketing costs for thalidomide and Vidaza in Europe.
     General and administrative expenses totaled $6.6 million for the three months ended March 31, 2006 as compared to $5.9 million for the three months ended March 31, 2005. Personnel costs for general and administrative functions such as legal, finance, human resources and information technology increased by $1.0 million for the first quarter of 2006 as compared to 2005 to support the overall growth of our commercial and research and development activities. These increases were partially offset by reduced relocation expenses associated with the move of our European headquarters during the first half of 2005.
     Product rights amortization. Product rights amortization totaled $2.4 million for the three months ended March 31, 2006 as compared to $2.2 million for the three months ended March 31, 2005. The increase in the first quarter of 2006 is due to an addition to thalidomide product rights in June 2005.
     Interest and other income, net. Interest and other income, net, totaled $1.7 million for the three months ended March 31, 2006, a decrease of $0.1 million over the first quarter of 2005. The decrease is due to the decrease in cash, cash equivalents, and short-term investments as a result of the up front payments made to GPC Biotech and MethylGene in the first quarter of 2006, but partially offset by the improved investment returns due to higher interest rates for investments in the first quarter of 2006 versus the comparable period in 2005.
     Income tax expense. Income tax expense totaled $2.2 million for the three months ended March 31, 2006 as compared to $2.9 million for the three months ended March 31, 2005. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The decrease in income tax expense is due primarily to a foreign tax benefit recorded in the first quarter of 2006 that was not recorded in the same period of 2005 as well as fluctuations in certain foreign markets.
Liquidity and Capital Resources
     We achieved profitability on a full year basis for the first time in 2005. As of March 31, 2006, we had an accumulated deficit of $155.6 million. Although we achieved profitability during 2005, our recent product licensing transactions have and will continue to significantly increase our research and development expenses. As a result, we incurred a loss in the first quarter of 2006 and expect we will incur a net loss for all of 2006. To date, our operations have been funded primarily with proceeds from the sale of preferred and common stock and net sales of our products. Net proceeds from our preferred stock sales totaled $125.0 million and our public offerings of common stock completed in November 2003 and July 2004 resulted in combined net proceeds of $314.2 million. We began generating revenue from product sales in July 2002.
     Cash, cash equivalents and short-term investments decreased from $243.4 million at December 31, 2005 to $185.1 million. This $58.3 million decrease is primarily due to the $62.1 million in up front payments made to GPC Biotech and MethylGene in connection with the licensing of satraplatin and the MethylGene HDAC program and $0.5 million for capital expenditures, partially offset by $2.0 million in net cash provided by operations and a $1.9 million increase due to foreign currency fluctuations on intercompany activity.
     We expect that our cash on hand at March 31, 2006, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.
Contractual Obligations
     Our contractual obligations as of March 31, 2006 are as follows (in thousands):

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Research and development	$26,867	$2,000	$10,067	$7,400	$7,400	$—	$—
Operating leases	9,444	2,541	2,972	1,973	1,707	251	—
Inventory purchase commitments	8,292	8,292	—	—	—	—	—
Product royalty payments	3,018	3,018	—	—	—	—	—
Product acquisition payments	2,000	1,000	1,000	—	—	—	—
Long-term debt obligations	89	55	34	—	—	—	—

Total — fixed contractual obligations	$49,710	$16,906	$14,073	$9,373	$9,107	$251	$—

     Research and development funding. In December 2005, we entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to that agreement, we made an up front payment of $37.1 million to GPC Biotech in January 2006. Of that amount, $21.2 million was allocated to acquired in-process research and charged to expenses in 2005. The remaining amount of $15.9 million represents a prepayment of future clinical development costs. The licensing agreement also stipulates we provide an additional $22.2 million for similar future development costs. This amount is reflected in the schedule above in equal annual amounts for 2007-2009.
     We previously entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we will pay $2.7 million in each of 2006 and 2007.
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
     Contingent product acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the terms of the agreement with GPC Biotech, we will pay them up to an additional $30.5 million based on the achievement of certain regulatory filing and approval milestones, up to an additional $75 million for up to five subsequent E.U. approvals for additional indications and we will pay them sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in our territories. Similarly, under the agreement with MethylGene, our milestone payments for MGCD0103 could reach $145 million, based on the achievement of significant development, regulatory and sales goals, with the nearest milestone of $4 million to be paid upon enrollment of the first patient in a Phase II trial. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. Also, under the agreements with Schering AG, payments totaling up to $7.5 million are due if milestones relating to sales and gross margin targets for Refludan are achieved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     We have no material changes to the disclosure on this Item made in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.	Controls and Procedures
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
     Changes in Internal Controls
     There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
     For a description of the Company’s outstanding legal proceedings, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006. No material changes have occurred during the period covered by this report.

Item 1A.	Risk Factors
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.
     We have a history of net losses, and may not maintain profitability in the future.
     We achieved profitability on a full year basis for the first time in 2005. As of March 31, 2006, we had an accumulated deficit of $155.6 million. Although we achieved profitability during 2005, due to our recent product licensing transactions, we expect to further increase our expenditures to:
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
     Accordingly, we incurred a loss in the first quarter of 2006 and expect we will incur a net loss for all of our 2006 fiscal year and we are unsure as to when we will again achieve profitability for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.
     Our existing commercial business is largely dependent on the success of Vidaza.
     Sales of Vidaza account for a significant portion of our total product sales. For the three months ended March 31, 2006 and for the year ended December 31, 2005, Vidaza net sales represented 58% and 57%, respectively, of our total net sales. Vidaza sales have not increased significantly over the past several calendar quarters. In addition, Vidaza will face increased competition from Revlimidtm, which was recently approved for marketing by the FDA as a treatment for a subset of low-risk MDS patients, as well as from Dacogentm, which was also recently approved by the FDA, but for the treatment of all sub-types of MDS. We may also face competition from any other new therapeutics for treating MDS that may be under development by our competitors. The commercial success of Vidaza and future growth in Vidaza sales will depend, among other things, upon:
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
     Dacogen was recently approved by the FDA for the treatment of all MDS sub-types. We anticipate a launch of this product sometime in the second quarter of 2006. Additionally, at the end of 2005, Revlimid was approved by the FDA as a treatment for certain low risk MDS patients and it was launched early in the first quarter of 2006. It is also currently under review for regulatory approval by the EMEA. In addition to these products, there are other products in clinical development for the treatment of MDS and the enrollment of patients in clinical trials for these products may reduce the number of patients that will receive Vidaza treatment. We also face competition for Vidaza from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors.
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
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting policies. A change in those accounting principles or interpretations could have a significant effect on our reported financial results and may affect our reporting of transactions completed before a change is announced or adopted. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting certain aspects of our business, including rules relating to employee stock option grants, have recently been revised. In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation,” which amends SFAS No. 123 to require the recognition of employee stock options as compensation based on their fair value at the time of grant. As a result of these new rules, on January 1, 2006 we changed our accounting policies, and will thereafter record an expense for our stock-based compensation plans based on the estimated fair value of options granted, which resulted in an additional charge of $0.8 million for the three months ended March 31, 2006, as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations — Accounting for Stock-Based Compensation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
     None.

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits
     The following documents are being filed as part of this report:

Exhibit
Number	Description of Document
10.37(1)	Collaborative Research, Development and Commercialization Agreement, dated as of January 30, 2006, by and between Pharmion Corporation and Pharmion GmbH, and MethylGene Inc.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications for President and Chief Executive Officer and Chief Financial Officer.

(1)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMION CORPORATION

By:	/s/ Patrick J. Mahaffy

President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2006

PHARMION CORPORATION

By:	/s/ Erle T. Mast

Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2006

Exhibit Index

Exhibit
Number	Description of Document
10.37(1)	Collaborative Research, Development and Commercialization Agreement, dated as of January 30, 2006, by and between Pharmion Corporation and Pharmion GmbH, and MethylGene Inc.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications for President and Chief Executive Officer and Chief Financial Officer.

(1)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.