Form 10-Q
period 2006-06-30
PHARMION CORP
filed 2006-08-09
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2006

Common Stock, $.001 par value per share	32,051,664 shares

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,270	$90,443
Short-term investments	95,189	152,963
Accounts receivable, net of allowances of $3,840 and $3,573, respectively	34,625	32,213
Inventories	13,178	11,472
Prepaid research and development costs	10,734	16,020
Other current assets	4,900	5,779

Total current assets	251,896	308,890
Product rights, net	99,874	104,045
Goodwill	13,691	12,920
Property and equipment, net	6,312	6,606
Other assets	5,036	169

Total assets	$376,809	$432,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,703	$8,456
Accrued liabilities	35,401	73,813

Total current liabilities	43,104	82,269
Deferred tax liability	2,965	2,797
Other long-term liabilities	24	940

Total liabilities	46,093	86,006

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 32,051,240 and 31,912,751 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	32	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	484,742	482,893
Deferred compensation	—	(227)
Other comprehensive income (loss)	5,019	(247)
Accumulated deficit	(159,077)	(135,827)

Total stockholders’ equity	330,716	346,624

Total liabilities and stockholders’ equity	$376,809	$432,630

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$60,366	$56,257	$116,960	$107,994
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	16,672	15,120	31,885	29,067
Research and development	18,386	9,800	33,519	19,263
Acquired in-process research	—	—	20,480	—
Selling, general and administrative	25,986	22,618	48,498	43,298
Product rights amortization	2,451	2,227	4,890	4,466

Total operating expenses	63,495	49,765	139,272	96,094

Operating income (loss)	(3,129)	6,492	(22,312)	11,900
Interest and other income, net	1,755	1,215	3,416	2,994

Income (loss) before taxes	(1,374)	7,707	(18,896)	14,894
Income tax expense	2,140	2,153	4,354	5,071

Net income (loss)	$(3,514)	$5,554	$(23,250)	$9,823

Net income (loss) per common share:
Basic	$(0.11)	$0.17	$(0.73)	$0.31

Diluted	$(0.11)	$0.17	$(0.73)	$0.30

Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	32,007	31,822	31,963	31,814

Diluted	32,007	32,856	31,963	32,946

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net income (loss)	$(23,250)	$9,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,079	5,678
Share-based compensation expense	1,562	108
Other	(171)	82
Changes in operating assets and liabilities:
Accounts receivable, net	(1,102)	1
Inventories	(1,241)	(2,738)
Other current assets	7,160	(335)
Other long-term assets	4	21
Accounts payable	(985)	(2,306)
Accrued liabilities	(39,226)	(3,494)

Net cash provided by (used in) operating activities	(51,170)	6,840
Investing activities
Purchases of property and equipment	(660)	(4,148)
Addition to product rights	—	(5,000)
Acquisition of business, net of cash acquired	—	(10,072)
Purchase of available-for-sale investments	(52,141)	(111,996)
Sale and maturity of available-for-sale investments	105,682	64,732

Net cash provided by (used in) investing activities	52,881	(66,484)
Financing activities
Proceeds from exercise of common stock options	514	243
Payment of debt obligations	(1,073)	(2,108)

Net cash used in financing activities	(559)	(1,865)
Effect of exchange rate changes on cash and cash equivalents	1,675	(3,980)

Net increase (decrease) in cash and cash equivalents	2,827	(65,489)
Cash and cash equivalents at beginning of period	90,443	119,658

Cash and cash equivalents at end of period	$93,270	$54,169

Non cash items
Financed addition to product rights	—	1,870
The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OPERATIONS
     Pharmion Corporation (the “Company”) is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development stage products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the licensor royalties on future sales and, in some cases, up front cash payments. The Company has acquired the rights to six products, including four that are currently marketed or sold on a compassionate use or named patient basis, and two products that are in varying stages of clinical development. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.
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
     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2006, results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or for any other future year.
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
     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company also considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income was $3.6 million and $3.0 million for the six months ended June 30, 2006 and 2005, respectively.
     The Company has entered into domestic and international standby letters of credit to guarantee both current and future commitments of office lease agreements. The aggregate amount outstanding under the letters of credit was approximately $1.7 million at June 30, 2006 and is secured by an equivalent amount of restricted cash held in U.S. cash accounts.
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
     Inventories at June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$4,529	$3,444
Finished goods	8,649	8,028

Total inventories	$13,178	$11,472

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
     At June 30, 2006 and December 31, 2005, the allowance for returns was $0.7 million and $0.6 million, respectively.
     Chargebacks and rebates. Although the Company sells its products in the U.S. primarily to wholesale distributors, the Company typically enters into agreements with certain governmental health insurance providers, hospitals, clinics, and physicians, either directly or through group purchasing organizations acting on behalf of their members, to allow purchase of Company products at a discounted price and/or to receive a volume-based rebate. The Company provides a credit, or chargeback, to the wholesaler representing the difference between the wholesaler’s acquisition list price and the discounted price paid to the wholesaler by the end-customer. Rebates are paid directly to the end-customer, group purchasing organization or government insurer.
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
     At June 30, 2006 and December 31, 2005, the allowance/accrual for chargebacks and rebates was $2.9 million and $2.6 million, respectively.
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
     At June 30, 2006 and December 31, 2005, the allowance for prompt pay discounts was $0.4 million and $0.5 million, respectively.

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
     Translation of Foreign Currencies
     The functional currencies of the Company’s foreign subsidiaries are the local currencies, primarily the British pound sterling, euro and Swiss franc. In accordance with SFAS No. 52, “Foreign Currency Translation,” assets and liabilities are translated using the current exchange rate as of the balance sheet date. Income and expenses are translated using a weighted average exchange rate over the period ending on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net income (loss) and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses, which to date have not been significant, are included in the results of operations.
     Research and Development
     Research and development costs include salaries, benefits and other personnel related expenses as well as fees paid to third parties for clinical development and regulatory services. Such costs are expensed as incurred.
     Acquired In-Process Research
     In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MGCD0103 has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
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
     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. Net revenues generated as a percent of total consolidated net revenues, for three largest customers in the U.S. were as follows for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005
Oncology Supply	19%	16%
Cardinal Health	12%	15%
McKesson Corporation	11%	15%
     Net sales generated from international customers were individually less than 5% of consolidated net sales.
     Share-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, prior periods are not restated for comparative purposes. Rather, compensation for awards outstanding, but not vested, at the date of adoption using the grant date value determined under SFAS No. 123, “Accounting for Share-Based Compensation,” as well as new awards granted after the date of adoption using the grant date value under SFAS No. 123R will be recognized as expense in the statement of operations over the remaining service period of the award.
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
     Prior to the adoption of SFAS No. 123R, the Company accounted for share-based payment awards to employees and directors in accordance with APB 25 as allowed under SFAS No. 123. In accordance with APB 25, the Company recorded deferred compensation in connection with stock options granted in 2003 under the intrinsic value method. The amount of deferred compensation was equal to the difference between the exercise price of the stock options granted to employees and the higher fair market value of the underlying stock at the date of grant. The deferred compensation was recognized ratably over the vesting period of these options as stock-based compensation expense up to the adoption of SFAS No. 123R. Upon adoption, the unamortized deferred compensation balance was eliminated with a corresponding reduction to additional paid in capital.
     Adoption of SFAS No. 123R
     Employee share-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at an expected rate of 15 percent. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The post-vesting forfeiture rate was based on the Company’s historical option cancellations. There was no impact to cash flows or financial position upon adoption.

     Share-based compensation expense recognized under SFAS No. 123R was (in thousands, except for per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2006	2006
Research and development	$215	$440
Selling, general and administrative	572	1,122

Total share-based compensation expense	$787	$1,562

Share-based compensation expense, per common share:
Basic and Diluted	$0.02	$0.05

     Pro Forma Information for Periods Prior to Adoption of SFAS No. 123R
     The following pro forma net income and earnings per share were determined as if we had accounted for employee share-based compensation for our employee stock plans under the fair value method prescribed by SFAS No. 123. (in thousands, except for per share data):

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net income as reported	$5,554	$9,823
Plus: share-based compensation recognized under the intrinsic value method	52	108
Less: share-based compensation under fair value method	(1,891)	(3,872)

Pro forma net income	$3,715	$6,059

Net income per common share:
Basic, as reported	$0.17	$0.31

Basic, pro forma	$0.12	$0.19

Diluted, as reported	$0.17	$0.30

Diluted, pro forma	$0.11	$0.18

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	3.9%	4.7%	3.8%
Expected stock price volatility	41%	50%	41%	58%
Expected option term until exercise	4.1 years	4.0 years	4.1 years	4.0 years
Expected dividend yield	0%	0%	0%	0%
     The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected life of the options was estimated using peer data of companies in the life science industry with similar equity plans.
     The weighted-average fair value per share was $6.90 and $9.70 for stock options granted in the three months ended June 30, 2006 and 2005, respectively. The weighted-average fair value per share was $6.72 and $15.92 for stock options granted in the six months ended June 30, 2006 and 2005, respectively.
     As of June 30, 2006, there was approximately $6.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 2.9 years.

     A summary of the option activity for the six months ended June 30, 2006 was as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(years)	(in thousands)
Outstanding at December 31, 2005	3,386,858	$20.60
Granted	167,325	$19.02
Exercised	(138,576)	$3.71
Terminated	(496,417)	$32.51

Outstanding, June 30, 2006	2,919,190	$19.29	5.22	$11,607

Vested and expected to vest, June 30, 2006	2,378,848	$19.38	5.03	$10,893

Exercisable, June 30, 2006	1,714,975	$19.49	4.60	$10,227

     On May 24, 2006, the Company completed its previously announced Offer to Exchange Outstanding Options to Purchase Common Stock (the “Offer”) under which the Company accepted for exchange certain outstanding options to purchase the Company’s common stock for cancellation and issued new options to purchase a lesser number of shares of common stock at an exercise price per share equal to the fair market value on the closing date of the Offer. The Company’s executive officers and directors were not eligible to participate in the Offer. As a result of the Offer, the Company accepted for cancellation, options to purchase an aggregate of 282,940 shares of common stock, versus 286,950 shares as reported on May 24, 2006. The Company issued new options to purchase an aggregate of 99,825 shares of common stock, versus 101,425 shares previously reported on May 24, 2006.
     The intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $2.1 million and $1.6 million, respectively.
     The following table summarizes the options that are outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
Range of Exercise	Number of Shares	Contractual Term	Weighted Average	Number of Shares	Contractual Term	Weighted Average
Prices	Outstanding	(years)	Exercise Price	Outstanding	(years)	Exercise Price
$0.40 to 2.40	705,339	3.42	$1.94	638,742	3.41	$1.91
$2.41 to 18.20	412,936	4.94	$14.80	189,486	4.44	$14.04
$18.21 to 18.49	485,000	6.44	$18.49	—	—	$—
$18.50 to 21.54	424,270	5.91	$20.98	290,453	5.35	$21.36
$21.55 to 35.15	461,927	5.87	$27.57	179,076	5.43	$31.91
$35.16 to 52.27	429,718	5.68	$42.43	417,218	5.60	$42.25

Total	2,919,190	5.22	$19.29	1,714,975	4.60	$19.49

     The following table presents a summary of the Company’s non-vested shares of restricted stock granted as of June 30, 2006:

		Weighted Average
	Number of Shares	Fair Value at Grant Date
Non-vested at December 31, 2005	—	$—
Granted	50,850	$17.90
Vested	—	$—
Terminated	—	$—

Non-vested, June 30, 2006	50,850	$17.90

     The restricted stock grants vest over a four year period, with 25% of the award vesting on the first year anniversary date. Thereafter, the award vests in equal installments of 6.25% on a quarterly basis. Expense of approximately $55,000 was recognized in the six months ended June 30, 2006 with the remaining expense of approximately $0.9 million to be recognized over a weighted average period of 3.8 years.

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2006, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.
     A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Basic	32,007	31,822	31,963	31,814
Effect of dilutive securities:
Stock options	—	1,034	—	1,132

Diluted	32,007	32,856	31,963	32,946

     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 1,740,136 and 1,048,356 for the three months ended June 30, 2006 and 2005, respectively, and 1,967,549 and 921,929 for the six months ended June 30, 2006 and 2005, respectively.
NOTE 4. LICENSE AGREEMENTS AND PRODUCT RIGHTS
     The cost value and accumulated amortization associated with the Company’s product rights was as follows (in thousands):

	As of June 30, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Thalidomide	$102,731	$(13,831)	$101,837	$(9,690)
Refludan	12,208	(4,234)	12,208	(3,560)
Innohep	5,000	(2,000)	5,000	(1,750)

Total product rights	$119,939	$(20,065)	$119,045	$(15,000)

     Thalidomide
     In 2001, the Company licensed rights relating to the development and commercial use of thalidomide from Celgene Corporation and separately entered into an exclusive supply agreement for thalidomide with Celgene U.K. Manufacturing II Limited (formerly known as “Penn T Limited”), or CUK, which was acquired by Celgene in 2004. Under the agreements, as amended in December 2004, the territory licensed from Celgene is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China (except Hong Kong). The Company pays (i) Celgene a royalty/license fee of 8% on the Company’s net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of the Company’s net sales of thalidomide under the terms of the product supply agreement. The agreements with Celgene and CUK each have a ten-year term commencing on the date of receipt of the Company’s first regulatory approval for thalidomide in the United Kingdom.

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
     The Company has also committed to provide funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company has paid Celgene $12.0 million through June 30, 2006 and will provide payments of $1.3 million over the last six months of 2006 and $2.7 million in 2007.
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
     Satraplatin
     In December 2005, the Company entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical development. Under the terms of the agreement, the Company obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand, while GPC Biotech retained rights to the North American market and all other territories. In January 2006, the Company made an up front payment of $37.1 million to GPC Biotech, including a $21.2 million reimbursement for satraplatin clinical development costs incurred prior to the agreement and $15.9 million for funding of ongoing and certain future clinical development to be conducted jointly by the Company and GPC Biotech. The Company and GPC Biotech will pursue a joint development plan to evaluate development activities for satraplatin in a variety of tumor types and will share global development costs, for which the Company has made an additional commitment of $22.2 million, in addition to the $37.1 million in initial payments. The Company could also pay GPC Biotech $30.5 million based on the achievement of certain regulatory filing and approval milestones, and up to an additional $75 million for up to five subsequent European approvals for additional indications. GPC Biotech will also receive royalties on sales of satraplatin in the Company’s territories at rates of 26% to 30% on annual sales up to $500 million, and 34% on annual sales over $500 million. Finally, the Company could pay GPC Biotech sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in its territories.
     MethylGene
     In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25 million, including a $20.5 million license fee and the remainder as an equity investment in MethylGene common shares. The common shares were purchased at a subscription price of CDN $3.125 which represented a 25% premium over the market closing price on January 27, 2006. Subsequent to the transaction, the Company had a 7.8% ownership in MethylGene. The ownership interest was initially recorded at fair value and is now accounted for as a long-term available-for-sale security, which is classified in other assets.
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
     Total comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(3,514)	$5,554	$(23,250)	$9,823
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	2,962	(4,863)	4,790	(7,291)
Unrealized gain (loss) on available-for-sale securities	(1,070)	103	476	55

Comprehensive income (loss)	$(1,622)	$794	$(17,984)	$2,587

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
NOTE 6. INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three and six months ended June 30, 2006 and 2005 resulted primarily from taxable income generated in certain foreign jurisdictions.
NOTE 7. GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three and six months ended June 30, 2006 and 2005 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
United States net sales	$36,796	$32,066	$70,583	$60,981
Foreign entities net sales	23,570	24,191	46,377	47,013

Total net sales	$60,366	$56,257	$116,960	$107,994

United States operating income (loss)	$315	$4,294	$(7,578)	$8,981
Foreign entities operating income (loss)	(3,444)	2,198	(14,734)	2,919

Total operating income (loss)	$(3,129)	$6,492	$(22,312)	$11,900

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document. This Quarterly Report on Form 10-Q should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
FORWARD-LOOKING STATEMENTS
     All statements, trend analysis and other information contained in this Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in sales, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and the factors set forth under “Risk Factors” below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect future events or developments.
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

     In May 2004, Vidaza® was approved for marketing in the U.S. and we commenced sales of the product in July 2004. Pending positive data from an ongoing Phase III/IV study, we plan to file for marketing approval in the European Union (E.U.) in 2007. Until Vidaza is approved, we intend to sell Vidaza on a compassionate use and named patient basis throughout the major markets in the E.U. We have filed for approval to market Vidaza in certain other international markets and these submissions are under review by the respective regulatory authorities.
     Thalidomide Pharmion 50mg(tm) is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization in those markets. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets.
     In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Enrollment in a Phase III study examining satraplatin as a second line treatment for hormone refractory prostate cancer was completed in the fourth quarter of 2005 and data from this study is expected to be available in late 2006.
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
     A description of our allowances requiring accounting estimates, and the specific considerations we use in estimating these amounts, are as follows:
     Product returns. Our customers have the right to return any unopened product during the 18-month period beginning 6 months prior to the labeled expiration date and ending 12 months past the labeled expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to wholesalers might remain in its inventory or in end-customers inventories to within 6 months of expiration and analyze the likelihood that such product will be returned within 12 months after expiration.
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
     The allowance for returns was $0.7 million at June 30, 2006 and $0.6 million at December 31, 2005.
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
     The allowance/accrual for chargebacks and rebates was $2.9 million at June 30, 2006 and $2.6 million at December 31, 2005.
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
     The allowance for prompt pay discounts was $0.4 million at June 30, 2006 and $0.5 million at December 31, 2005.
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
     Acquired in-process research
     In January 2006, we entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, we made up front payments to MethylGene totaling $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MGCD0103 has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
     Accounting for Share-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period. We adopted SFAS No. 123R using the modified prospective method. Under this method, prior periods are not restated for comparative purposes. Rather, compensation for awards outstanding, but not vested, at the date of adoption using the grant date value determined under SFAS No. 123, “Accounting for Share-Based Compensation,” as well as new awards granted after the date of adoption using the grant date value under SFAS No. 123R will be recognized as expense in the statement of operations over the remaining service period of the award.
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
     Prior to the adoption of SFAS No. 123R, we accounted for share-based payment awards to employees and directors in accordance with APB 25 as allowed under SFAS No. 123. In accordance with APB 25, we recorded deferred compensation in connection with stock options granted in 2003 under the intrinsic value method. The amount of deferred compensation was equal to the difference between the exercise price of the stock options granted to employees and the higher fair market value of the underlying stock at the date of grant. The deferred compensation was recognized ratably over the vesting period of these options as share-based compensation expense up to the adoption of SFAS No. 123R. Upon adoption, the unamortized deferred compensation balance was eliminated with a corresponding reduction to additional paid in capital.
     Employee share-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

     The overall impact of adopting SFAS No. 123R was an increase of $0.8 million and $1.6 million in operating expenses for the three and six months ended June 30, 2006. As of June 30, 2006, total compensation cost related to nonvested stock options not yet recognized in the statement of operations was $6.7 million, which is estimated to be expensed over a weighted average period of 2.9 years.
     NET INCOME (LOSS) PER COMMON SHARE
     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 1,740,136 and 1,048,356 for the three months ended June 30, 2006 and 2005, respectively, and 1,967,549 and 921,929 for the six months ended June 30, 2006 and 2005, respectively.
Results of Operations
     Comparison of the Company’s Results for the Three Months Ended June 30, 2006 and 2005
     Net sales. Net sales totaled $60.4 million for the three months ended June 30, 2006 as compared to $56.3 million for the three months ended June 30, 2005. Net sales included $36.8 million and $32.1 million in the U.S. for the three months ended June 30, 2006 and 2005, respectively and $23.6 million and $24.2 million in Europe and other countries for the three months ended June 30, 2006 and 2005, respectively. The primary reason for the net sales increase is due to the growth of Vidaza sales in the U.S. as well as increases in compassionate use sales of Vidaza in Europe and other countries. Vidaza net sales increased to $36.1 million for the three months ended June 30, 2006 as compared to $31.5 million for the three months ended June 30, 2005. The increase was the result of Vidaza being a more established drug having been on the U.S. market for nearly two years, as well as having greater visibility to physicians due to increased marketing and educational efforts. In addition, we began selling Vidaza on a compassionate use basis in Europe in 2006. Such sales totaled approximately $2 million for the three month ended June 30, 2006. The increase in Vidaza net sales was partially offset by a decrease in thalidomide sales, which totaled $19.1 million for the three months ended June 30, 2006, as compared to $21.4 million for the quarter ended June 30, 2005. The decrease in thalidomide sales was due primarily to the introduction of new competition, the increased availability of thalidomide from other suppliers, and reimbursement resistance in certain markets.
     Reductions from gross to net sales, which include product returns, chargebacks, rebates and prompt pay discounts totaled $4.5 million and $4.7 million for the three months ended June 30, 2006 and 2005, respectively. As a percentage of gross sales, the reductions were 7.0% for the second quarter of 2006 versus 7.7% for the second quarter in 2005.
     Cost of sales. Cost of sales for the three months ended June 30, 2006 totaled $16.7 million compared to $15.1 million for the three months ended June 30, 2005. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and included separately with operating expenses. The increase was the direct result of the increase in net sales. Our gross margin was 72% for the three months ended June 30, 2006 compared to 73% for the same period in 2005. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $18.4 million for the three months ended June 30, 2006 as compared to $9.8 million for the three months ended June 30, 2005. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Increased development expenses resulting from the licensing of satraplatin and the MethylGene HDAC inhibitor program resulted in $4.2 million of the increase. Growth in clinical study costs for Vidaza and thalidomide, as well as alternative formulation and back-up manufacturer development costs for Vidaza amounted to $3.0 million of the increase. We expect research and development expenses to continue to grow for the remainder of 2006 as the development programs for our products mature.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $26.0 million for the three months ended June 30, 2006 as compared to $22.6 million for the three months ended June 30, 2005. Sales and marketing expenses increased to $19.4 million for the three months ended June 30, 2006 from $15.2 million for the comparable period of 2005. The expansion of our field-based headcount in the U.S. and increased Vidaza marketing activities in response to new competitive products that were launched in 2006 increased sales and marketing expenses by $2.7 million. Additionally, we continued to increase pre-approval marketing costs for thalidomide, Vidaza and satraplatin in Europe and other international markets which accounted for the remaining $1.5 million increase.

     General and administrative expenses totaled $6.6 million for the three months ended June 30, 2006 as compared to $7.4 million for the three months ended June 30, 2005. The decrease is the result of $1.7 million of relocation expenses associated with the move of our European headquarters incurred in 2005. This decrease was partially offset in the current quarter by a $0.9 million increase in personnel costs for general and administrative functions such as finance, human resources and information technology. These personnel costs were incurred to support the significant growth we have experienced as a company.
     Product rights amortization. Product rights amortization totaled $2.4 million for the three months ended June 30, 2006 as compared to $2.2 million for the three months ended June 30, 2005. The increase is due to an addition to thalidomide product rights in June 2005 such that the prior year quarter only had one month of the additional amortization versus three months in the current year quarter.
     Interest and other income, net. Interest and other income, net, totaled $1.7 million for the three months ended June 30, 2006, compared with $1.2 million for the second quarter of 2005. Although we experienced a decrease in cash, cash equivalents, and short-term investments as a result of the up front payments made to GPC Biotech and MethylGene in the first quarter of 2006, this has been offset by the improved investment returns due to higher interest rates for investments in the current quarter versus the comparable period in 2005.
     Income tax expense. Income tax expense totaled $2.1 million for the three months ended June 30, 2006 as compared to $2.2 million for the three months ended June 30, 2005. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. Although our income before taxes decreased significantly in the second quarter of 2006 as compared to 2005, this had minimal impact on our tax expense as much of the decline in pre tax income was incurred in jurisdictions where we incurred minimal tax expense in 2005.
     Comparison of the Company’s Results for the Six Months Ended June 30, 2006 and 2005
     Net sales. Net sales totaled $117.0 million for the six months ended June 30, 2006 as compared to $108.0 million for the six months ended June 30, 2005. Net sales included $70.6 million and $61.0 million in the U.S. and $46.4 million and $47.0 million in Europe and other countries for the six months ended June 30, 2006 and 2005, respectively. The primary reason for the net sales increase is due to the growth of Vidaza sales in the U.S. as well as increases in compassionate use sales of Vidaza in Europe and other countries. Vidaza net sales increased to $69.0 million for the six months ended June 30, 2006 as compared to $59.0 million for the six months ended June 30, 2005. The increase was the result of Vidaza being a more established drug, having been on the market for more than one year, and having greater visibility to physicians due to increased marketing and educational efforts. In addition, we began selling Vidaza on a compassionate use basis in Europe in 2006. Such sales totaled approximately $3 million for the six months ended June 30, 2006. The increase in Vidaza net sales was partially offset by a decrease in thalidomide sales, which totaled $38.6 million for the six months ended June 30, 2006, as compared to $41.7 million for the six months ended June 30, 2005. The decrease in thalidomide sales was due primarily to the introduction of new competition, increased availability of thalidomide from other suppliers, and reimbursement resistance in certain markets.
     Reductions from gross to net sales, which include product returns, chargebacks, rebates and prompt pay discounts totaled $9.3 million and $8.7 million for the six months ended June 30, 2006 and 2005, respectively. As a percentage of gross sales, the reductions were 7.4% for the six months ended June 30, 2006 versus 7.5% for the six months ended June 30, 2005.
     Cost of sales. Cost of sales for the six months ended June 30, 2006 totaled $31.9 million compared to $29.1 million for the six months ended June 30, 2005. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and included separately with operating expenses. The increase was the direct result of the increase in net sales. Our gross margins for the six months ended June 30, 2006 and 2005 remained constant at 73%. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $33.5 million for the six months ended June 30, 2006 as compared to $19.3 million for the six months ended June 30, 2005. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Development expenses related to our licensing of satraplatin and the MethylGene HDAC inhibitor program resulted in $7.5 million of the increase. Additional growth in clinical study costs for Vidaza and thalidomide, as well as alternative formulation and back-up manufacturer development costs for

Vidaza amounted to $5.9 million of the increase. We expect research and development expenses to continue to grow for the remainder of 2006 as the development programs for our products mature.
     Acquired in-process research. In January 2006, we entered into a licensing and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s HDAC inhibitor in North America, Europe, the Middle East and certain other markets. Under terms of this agreement, we made up front payments to MethylGene of $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares The $20.5 million license fee was immediately expensed as acquired in-process research as MethylGene’s HDAC inhibitor has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. No such expense was incurred in the first half of 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $48.5 million for the six months ended June 30, 2006 as compared to $43.3 million for the six months ended June 30, 2005. Sales and marketing expenses totaled $35.3 million for the six months ended June 30, 2006, an increase of $5.3 million over the comparable period of 2005. The expansion of our field-based headcount in the U.S. and increased Vidaza marketing activities in response to new competitive products being launched in 2006 increased sales and marketing expenses by $3.5 million. Increases in pre-approval marketing costs for thalidomide, Vidaza and satraplatin in Europe and other international markets accounted for the remaining $1.8 million increase.
     General and administrative expenses totaled $13.2 million for the six months ended June 30, 2006 as compared to $13.3 million for the six months ended June 30, 2005. The $0.1 million decrease is the result of $2.4 million of relocation expenses associated with the move of our European headquarters being incurred in the prior year, offset by an increase in the current year of $2.3 million related to personnel costs for general and administrative functions such as finance, human resources and information technology. These personnel cost increases were incurred to support the significant growth we have experienced as a company.
     Product rights amortization. Product rights amortization totaled $4.9 million for the six months ended June 30, 2006 as compared to $4.5 million for the six months ended June 30, 2005. The increase is due to an addition to thalidomide product rights in June 2005 such that the prior year period only had one month of the additional amortization versus six months in the current year period.
     Interest and other income, net. Interest and other income, net, totaled $3.4 million for the six months ended June 30, 2006, an increase of $0.4 million over the same period in 2005. Although we have experienced a decrease in cash, cash equivalents, and short-term investments as a result of the up front payments made to GPC Biotech and MethylGene in the first quarter of 2006, this has been offset by the improved investment returns due to higher interest rates for investments in the current year versus the comparable period in 2005.
     Income tax expense. Income tax expense totaled $4.4 million for the six months ended June 30, 2006 as compared to $5.1 million for the six months ended June 30, 2005. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. Although our income before taxes decreased significantly in the second quarter of 2006 as compared to 2005, this had minimal impact on our tax expense as much of the decline in pre tax income was incurred in jurisdictions where we incurred minimal tax expense in 2005.
Liquidity and Capital Resources
     We achieved profitability on a full year basis for the first time in 2005. As of June 30, 2006, we had an accumulated deficit of $159.1 million. Although we achieved profitability during 2005, our recent product licensing transactions have and will continue to significantly increase our research and development expenses. As a result, we incurred a loss in the six months ended June 30, 2006 and expect to incur a net loss for all of 2006. To date, our operations have been funded primarily with proceeds from the sale of preferred and common stock and net sales of our products. Net proceeds from the sale of our preferred stock was $125.0 million and our public offerings of common stock completed in November 2003 and July 2004 resulted in combined net proceeds of $314.2 million. We began generating revenue from product sales in July 2002.
     Cash, cash equivalents and short-term investments decreased from $243.4 million at December 31, 2005 to $188.5 million at June 30, 2006. This $54.9 million decrease is primarily due to the $62.1 million up front payments made to GPC Biotech and MethylGene in connection with the licensing of satraplatin and the MethylGene HDAC products, partially offset by cash generated from operating activities less cash used for capital expenditures and repayment of debt obligations.
     We expect that our cash on hand at June 30, 2006, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we re-examine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.
Contractual Obligations
     Our contractual obligations as of June 30, 2006 are as follows (in thousands):

Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Research and development	$26,200	$1,333	$10,067	$7,400	$7,400	$—	$—
Operating leases	13,244	1,944	3,669	2,648	2,367	843	1,773
Inventory purchase commitments	7,577	7,577	—	—	—	—	—
Product royalty payments	2,012	2,012	—	—	—	—	—
Product acquisition payments	1,000	—	1,000	—	—	—	—
Long-term debt obligations	70	36	34	—	—	—	—

Total — fixed contractual obligations	$50,103	$12,902	$14,770	$10,048	$9,767	$843	$1,773

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
     Operating leases. Our commitment for operating leases relates primarily to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2013.
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
     Sales of Vidaza account for a significant portion of our total product sales. For the three months ended June 30, 2006 and for the year ended December 31, 2005, Vidaza net sales represented 60% and 57%, respectively, of our total net sales. Vidaza now faces competition from two approved therapies in the United States: Revlimid®, manufactured by Celgene Corporation, which was approved for marketing by the FDA in late 2005 as a treatment for a subset of low-risk MDS patients, and Dacogen®, manufactured by MGI Pharma, Inc., which was approved by the FDA in May 2006 for the treatment of all sub-types of MDS. Although Vidaza sales increased during the period covered by this report as compared with the same period a year ago and over the prior quarter, we are unable to fully assess the impact these relatively recent competitive product launches will have on future Vidaza sales. We may also face competition from any other new therapeutics for treating MDS that may be under development by our competitors. The commercial success of Vidaza and future growth in Vidaza sales will depend, among other things, upon:

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
     As a consequence, we cannot make assurances that Vidaza will gain increased market acceptance from members of the medical community or that the acceptance of Vidaza we have observed thus far will be maintained. Even if Vidaza does gain increased market acceptance, we may not be able to maintain that market acceptance over time if the competitive products recently introduced to the marketplace are more favorably received than Vidaza or render Vidaza obsolete.
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
     Vidaza faces competition from two products that have been approved by the FDA and launched in 2006: Dacogen, approved by the FDA for the treatment of all MDS sub-types and launched in May 2006, and Revlimid, approved by the FDA as a treatment for certain low risk MDS patients and launched early in the first quarter of 2006. Vidaza also competes with traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors, such as erythropoietin and granulocyte colony stimulating factor. Thalidomide faces competition from sales of other versions of thalidomide sold in generic or unlicensed forms in Europe, including compounding of thalidomide by pharmacists, and Velcade® from Millenium Pharmaceuticals Inc. and Johnson & Johnson Pharmaceutical Research & Development LLC, approved as a second-line treatment for multiple myeloma in Europe. Thalidomide also faces potential competition from Revlimid from Celgene Corporation, which is currently under review for regulatory approval by the EMEA as a second-line treatment of multiple myeloma.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2006 Annual Meeting of Shareholders held on June 8, 2006 (the “Annual Meeting”), our shareholders: (i) elected two Class III Directors, each to serve for a term to expire in 2009 (Item No. 1); (ii) ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending December 31, 2003 (Item No. 2); and (iii) approved the adoption of the Pharmion Corporation 2006 Employee Stock Purchase Plan (Item No. 3). The tabulation of votes for each of the Items is set forth below:
Item No. 1
     Election of two Class III Directors for a three-year term:

		Votes
Directors—Class II	Votes For	Withheld
Dr. Thorlef Spickschen	25,128,930	1,572,844
Dr. John C. Reed	26,676,620	25,154
     The terms of office for the Class I Directors and Class II Directors of the Company, Brian G. Atwood; M. James Barrett, Ph.D; James Blair, Ph.D; Cam L. Garner; Patrick J. Mahaffy and Edward McKinley, continued after the Annual Meeting.
Item No. 2
     Ratification of the appointment of Ernst & Young LLP as independent auditors of the Company for the 2005 fiscal year:

FOR	AGAINST	ABSTAIN
26,455,048	4,907	7,092
Item No. 3
     Approval of the adoption of the Pharmion Corporation 2006 Employee Stock Purchase Plan:

FOR	AGAINST	ABSTAIN	Broker Non-Vote
21,101,948	138,406	6,205	5,502,715
Item 5. Other Information
     None.

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

Date: August 9, 2006

PHARMION CORPORATION

	By:	/s/ Erle T. Mast

Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 9, 2006

Exhibit Index

Exhibit
Number	Description of Document
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications for President and Chief Executive Officer and Chief Financial Officer.