Form 10-Q
period 2006-09-30
PHARMION CORP
filed 2006-11-08
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2006

Common Stock, $.001 par value per share	32,075,109 shares

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,825	$90,443
Short-term investments	88,952	152,963
Accounts receivable, net of allowances of $3,495 and $3,573, respectively	39,474	32,213
Inventories	13,027	11,472
Prepaid research and development costs	7,343	16,020
Other current assets	4,887	5,779

Total current assets	252,508	308,890
Product rights, net	97,556	104,045
Goodwill	13,840	12,920
Property and equipment, net	6,262	6,606
Other assets	6,535	169

Total assets	$376,701	$432,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,260	$8,456
Accrued liabilities	37,782	73,813

Total current liabilities	43,042	82,269
Deferred tax liability	2,997	2,797
Other long-term liabilities	11	940

Total liabilities	46,050	86,006

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 32,058,206 and 31,912,751 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	32	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Additional paid-in capital	485,622	482,893
Deferred compensation	—	(227)
Other comprehensive income (loss)	7,625	(247)
Accumulated deficit	(162,628)	(135,827)

Total stockholders’ equity	330,651	346,624

Total liabilities and stockholders’ equity	$376,701	$432,630

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$61,636	$56,805	$178,596	$164,798
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	16,629	15,355	48,514	44,422
Research and development	16,675	9,799	50,194	29,062
Acquired in-process research	4,000	—	24,480	—
Selling, general and administrative	24,465	19,483	72,963	62,781
Product rights amortization	2,454	2,443	7,344	6,909

Total operating expenses	64,223	47,080	203,495	143,174

Operating income (loss)	(2,587)	9,725	(24,899)	21,624
Interest and other income, net	1,870	1,535	5,286	4,530

Income (loss) before taxes	(717)	11,260	(19,613)	26,154
Income tax expense	2,834	2,432	7,188	7,503

Net income (loss)	$(3,551)	$8,828	$(26,801)	$18,651

Net income (loss) per common share:
Basic	$(0.11)	$0.28	$(0.84)	$0.59

Diluted	$(0.11)	$0.27	$(0.84)	$0.57

Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	32,053	31,844	31,993	31,824

Diluted	32,053	32,869	31,993	32,920

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net income (loss)	$(26,801)	$18,651
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,140	8,759
Share-based compensation expense	2,410	156
Other	(273)	(122)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,629)	(1,299)
Inventories	(950)	(5,771)
Other current assets	10,601	(139)
Other long-term assets	(6)	52
Accounts payable	(3,481)	(3,167)
Accrued liabilities	(36,912)	(90)

Net cash provided by (used in) operating activities	(51,901)	17,030
Investing activities
Purchases of property and equipment	(1,197)	(4,721)
Addition to product rights	—	(5,000)
Acquisition of business, net of cash acquired	—	(10,072)
Purchase of available-for-sale investments	(80,129)	(156,696)
Sale and maturity of available-for-sale investments	140,255	118,843

Net cash provided by (used in) investing activities	58,929	(57,646)
Financing activities
Proceeds from exercise of common stock options	547	376
Payment of debt obligations	(1,092)	(3,181)

Net cash used in financing activities	(545)	(2,805)
Effect of exchange rate changes on cash and cash equivalents	1,899	(3,706)

Net increase (decrease) in cash and cash equivalents	8,382	(47,127)
Cash and cash equivalents at beginning of period	90,443	119,658

Cash and cash equivalents at end of period	$98,825	$72,531

Non cash items
Financed addition to product rights	—	1,870
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
     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or for any other interim period or for any other future year.
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
     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company also considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income was $2.1million and $1.8 million for the three months ended September 30, 2006 and 2005, respectively. Interest income was $5.7 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively.
     The Company has entered into domestic and international standby letters of credit to guarantee both current and future commitments of office lease agreements and international import duties. The aggregate amount outstanding under the letters of credit was approximately $1.9 million at September 30, 2006 and is secured by an equivalent amount of restricted cash held in U.S. cash accounts.
     Short-term Investments
     Short-term investments consist of investment grade government agency and corporate debt securities due within one year. Investments with maturities beyond one year are also classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income (loss).
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
     Inventories at September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$4,562	$3,444
Finished goods	8,465	8,028

Total inventories	$13,027	$11,472

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
     A description of the Company’s allowances requiring accounting estimates, and the specific considerations the Company uses in estimating these amounts include:
     Product returns. The Company’s customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months past the labeled expiration date. As a result, in calculating the allowance for product returns, the Company must estimate the likelihood that product sold to wholesalers might remain in its inventory or in end-customers’ inventories to within six months of expiration and analyze the likelihood that such product will be returned within twelve months after expiration.
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
     At September 30, 2006 and December 31, 2005, the allowance for returns was $0.4 million and $0.6 million, respectively.
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
     At September 30, 2006 and December 31, 2005, the allowance/accrual for chargebacks and rebates was $3.3 million and $2.6 million, respectively.
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

     At September 30, 2006 and December 31, 2005, the allowance for prompt pay discounts was $0.3 million and $0.5 million, respectively.
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
     Acquired In-Process Research
     In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s histone deacetylase (HDAC) inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MGCD0103 had not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
     In September 2006, the Company made a development milestone payment of $4.0 million to MethylGene Inc. for the initiation of Phase II clinical trials for MGCD0103. The $4.0 million payment was immediately expensed as acquired in-process research as MGCD0103 has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
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
     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains a reserve for potential credit losses, and such losses have been within management’s expectations. Net revenues generated as a percent of total consolidated net revenues, for our three largest customers in the U.S. were as follows for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
	2006	2005
Oncology Supply	19%	16%
Cardinal Health	11%	16%
McKesson Corporation	9%	16%
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
     Adoption of SFAS No. 123R
     Employee share-based compensation expense recognized in 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 15 percent, based on the Company’s historical option cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Share-based compensation expense recognized under SFAS No. 123R was (in thousands, except for per share data):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2006	2006
Research and development	$230	$670
Selling, general and administrative	617	1,740

Total share-based compensation expense	$847	$2,410

Share-based compensation expense, per common share:
Basic and Diluted	$0.03	$0.08

     Pro Forma Information for Periods Prior to Adoption of SFAS No. 123R
     The following pro forma net income and earnings per share were determined as if we had accounted for employee share-based compensation for our employee stock plans under the fair value method prescribed by SFAS No. 123. (in thousands, except for per share data):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2005	2005
Net income as reported	$8,828	$18,651
Plus: share-based compensation recognized under the intrinsic value method	48	156
Less: share-based compensation under fair value method	(2,038)	(5,910)

Pro forma net income	$6,838	$12,897

Net income per common share:
Basic, as reported	$0.28	$0.59

Basic, pro forma	$0.21	$0.41

Diluted, as reported	$0.27	$0.57

Diluted, pro forma	$0.21	$0.39

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	4.0%	4.9%	3.9%
Expected stock price volatility	42%	50%	42%	54%
Expected option term until exercise	4.3 years	4.0 years	4.2 years	4.0 years
Expected dividend yield	0%	0%	0%	0%
     The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected life of the options was estimated using peer data of companies in the life science industry with similar equity plans.
     The weighted-average fair value per share was $7.34 and $10.66 for stock options granted in the three months ended September 30, 2006 and 2005, respectively. The weighted-average fair value per share was $7.17 and $13.45 for stock options granted in the nine months ended September 30, 2006 and 2005, respectively.
     As of September 30, 2006, there was approximately $7.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 2.7 years.
     A summary of the option activity for the nine months ended September 30, 2006 was as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(years)	(in thousands)
Outstanding at December 31, 2005	3,386,858	$20.60
Granted	344,975	$18.61
Exercised	(145,455)	$3.76
Terminated	(623,164)	$33.30

Outstanding, September 30, 2006	2,963,214	$18.53	5.12	$18,815

Vested and expected to vest, September 30, 2006	2,657,257	$18.42	4.98	$17,959

Exercisable, September 30, 2006	1,713,522	$18.12	4.33	$14,718

     The intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2.2 million and $2.3 million, respectively.
     The following table summarizes the options that are outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
Range of Exercise	Number of Shares	Contractual Term	Weighted Average	Number of Shares	Contractual Term	Weighted Average
Prices	Outstanding	(years)	Exercise Price	Outstanding	(years)	Exercise Price
$0.40 to 2.40	699,866	3.16	$1.94	666,878	3.16	$1.92
$2.41 to 18.20	461,530	4.91	$15.04	208,798	4.19	$14.02
$18.21 to 18.49	485,000	6.18	$18.49	—	—	$—
$18.50 to 21.54	539,800	6.23	$20.43	284,669	5.11	$21.35
$21.55 to 35.15	409,300	5.66	$26.84	197,959	5.41	$29.00
$35.16 to 52.27	367,718	5.47	$42.47	355,218	5.38	$42.27

Total	2,963,214	5.12	$18.53	1,713,522	4.33	$18.12

     The following table presents a summary of the Company’s non-vested shares of restricted stock awards as of September 30, 2006:

		Weighted Average
		Fair Value at Grant
	Number of Shares	Date
Non-vested at December 31, 2005	—	$—
Granted	83,150	$17.92
Vested	—	$—
Terminated	(1,500)	$17.81

Non-vested, September 30, 2006	81,650	$17.92

     The restricted stock units vest over a four year period, with 25% of the award vesting on the first year anniversary date. Thereafter, the award vests in equal installments of 6.25% on a quarterly basis. Expense of approximately $39,000 was recognized in the three months ended September 30, 2006 and approximately $94,000 was recognized in the nine months ended September 30, 2006 with the remaining expense of approximately $1.0 million to be recognized over a weighted average period of 3.7 years.
     On June 8, 2006, the stockholders of Pharmion Corporation approved the Company’s 2006 Employee Stock Purchase Plan (the “ESPP”). The initial offering period began on August 1, 2006 and will end on January 31, 2007. Thereafter, unless changed by the Board, each offering will last six months with a single purchase date on the last business day of the offering period. There are 1,000,000 shares of common stock reserved for issuance under the ESPP.
     Subject to certain maximum stock ownership restrictions, any employee who is customarily employed at least 20 hours per week and five months per calendar year by the Company and has been continuously employed at least 15 days prior to the first day of the offering period is eligible to participate in the current offering. For the initial offering, participating employees may have up to 10% of their base compensation withheld pursuant to the ESPP. Common stock purchased under the ESPP is equal to the lower of 85% of the fair value per share of common stock on the first day of the offering or 85% of the fair market value per share of common stock on the purchase date.
     The Company recorded approximately $26,000 in ESPP compensation expense during the three months ended September 30, 2006. At September 30, 2006, there was approximately $52,000 of total unrecognized compensation expense related to the ESPP, which will be recognized over the remaining four months of the offering period.
     The fair value of each option element of the ESPP is estimated on the date of grant using the Black-Scholes option pricing model that applies the assumptions noted in the following table. Expected term represents the six-month offering period for the ESPP. The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the purchase right.

Three Months
Ended September 30,
2006
Risk-free interest rate	5.17%
Expected stock price volatility	41%
Expected option term until exercise	0.5 years
Expected dividend yield	0%
     No shares of common stock were issued for restricted stock grants or for purchases under the ESPP during the three months and nine months ended September 30, 2006 and 2005.
NOTE 3. NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2006, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.
     A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic	32,053	31,844	31,993	31,824
Effect of dilutive securities:
Stock options	—	1,025	—	1,096

Diluted	32,053	32,869	31,993	32,920

     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 1.6 million and 1.0 million for the three months ended September 30, 2006 and 2005, respectively, and 1.9 million and 1.0 million for the nine months ended September 30, 2006 and 2005, respectively.
NOTE 4. LICENSE AGREEMENTS AND PRODUCT RIGHTS
     The cost value and accumulated amortization associated with the Company’s product rights were as follows (in thousands):

	As of September 30, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized product rights:
Thalidomide	$102,904	$(15,860)	$101,837	$(9,690)
Refludan	12,208	(4,571)	12,208	(3,560)
Innohep	5,000	(2,125)	5,000	(1,750)

Total product rights	$120,112	$(22,556)	$119,045	$(15,000)

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
     The Company has also committed to provide funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company has paid Celgene $12.7 million through September 30, 2006 and will provide payments of $0.7 million over the last three months of 2006 and $2.7 million in 2007.
     In connection with a third party patent dispute associated with thalidomide, the Company made payments of $5.0 million in June 2005 and $1.0 million in June 2006 and one additional payment of $1.0 million is due in June 2007. Accordingly, these amounts increased the thalidomide product rights.
     In connection with the 2003 acquisition of Laphal Development, the Company acquired rights to Laphal’s formulation of thalidomide. The portion of the purchase price allocated to thalidomide of €12.6 million (approximately $16.0 million) has been included in product rights, net on the accompanying balance sheet.
     Vidaza
     In 2001, the Company licensed worldwide rights to Vidaza (azacitidine) from Pharmacia & Upjohn Company, now part of Pfizer, Inc. Under terms of the license agreement, the Company is responsible for all costs to develop and market Vidaza and the Company pays Pfizer a royalty of 20% of Vidaza net sales. No up-front or milestone payments have been or will be made to Pfizer. The license has a term extending for the longer of the last to expire of valid patent claims in any given country or ten years from the first commercial sale of the product in a particular country.
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

The common shares were purchased at a subscription price of CDN $3.125 which represented a 25% premium over the market closing price on January 27, 2006. The Company currently owns approximately 6.0% of the outstanding common shares of MethylGene Inc. The ownership interest was initially recorded at fair value and is now accounted for as a long-term available-for-sale security, which is classified in other assets.
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

     Total comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(3,551)	$8,828	$(26,801)	$18,651
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	949	124	5,739	(7,166)
Unrealized gain (loss) on available-for-sale securities	1,657	(163)	2,133	(109)

Comprehensive income (loss)	$(945)	$8,789	$(18,929)	$11,376

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
NOTE 6. INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three and nine months ended September 30, 2006 and 2005 resulted primarily from taxable income generated in certain foreign jurisdictions. The Company has generated net operating loss carryforwards in certain jurisdictions, most notably in the U.S. and Switzerland. The Company has fully reserved the potential tax benefits of its net operating loss carryforwards in its balance sheet, due to the uncertainty of realizing the asset in future periods. The future utilization of the Company’s net operating loss carryforwards in the U.S. may be limited based upon change in ownership pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.
NOTE 7. GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three and nine months ended September 30, 2006 and 2005 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States net sales	$36,008	$34,843	$106,591	$95,823
Foreign entities net sales	25,628	21,962	72,005	68,975

Total net sales	$61,636	$56,805	$178,596	$164,798

United States operating income (loss)	$(653)	$7,608	$(8,231)	$16,588
Foreign entities operating income (loss)	(1,934)	2,117	(16,668)	5,036

Total operating income (loss)	$(2,587)	$9,725	$(24,899)	$21,624

NOTE 8. RECENTLY ISSUED ACCOUNTING STANDARDS
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”
     FIN 48 was issued in July 2006 to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have not yet quantified the effect of adoption of FIN 48, which we expect to be after our year ending December 31, 2006.

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
Overview
     We are a global pharmaceutical company focused on acquiring, developing and commercializing products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in numerous additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to six products, including four that are currently marketed or sold on a compassionate use or named patient basis, and two products that are in varying stages of development.
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
     In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Enrollment in a Phase III study examining satraplatin as a second line treatment for hormone refractory prostate cancer was completed in the fourth quarter of 2005 and initial top line data from this study was released in September 2006. We expect to submit an application for approval in Europe based on this data in the first half of 2007.
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
     A description of our allowances requiring accounting estimates, and the specific considerations we use in estimating these amounts include:
     Product returns. Our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months past the labeled expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to wholesalers might remain in its inventory or in end-customers inventories to within six months of expiration and analyze the likelihood that such product will be returned within twelve months after expiration.
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
     The allowance for returns was $0.4 million at September 30, 2006 and $0.6 million at December 31, 2005.
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
     The allowance/accrual for chargebacks and rebates was $3.3 million at September 30, 2006 and $2.6 million at December 31, 2005.

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
     The allowance for prompt pay discounts was $0.3 million at September 30, 2006 and $0.5 million at December 31, 2005.
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

     In September 2006, the Company made a development milestone payment of $4.0 million to MethylGene Inc. for the initiation of Phase II clinical trials for MGCD0103. The $4.0 million payment was immediately expensed as acquired in-process research as MGCD0103 has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
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
     The overall impact of adopting SFAS No. 123R was an increase of $0.8 million and $2.4 million in operating expenses for the three and nine months ended September 30, 2006. As of September 30, 2006, total compensation cost related to nonvested stock options not yet recognized in the statement of operations was approximately $7.0 million, which is estimated to be expensed over a weighted average period of 2.7 years.
     Net income (loss) per common share
     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 1.6 million and 1.0 million for the three months ended September 30, 2006 and 2005, respectively, and 1.9 million and 1.0 million for the nine months ended September 30, 2006 and 2005, respectively.
Recently Issued Accounting Standards
FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”
     FIN 48 was issued in July 2006 to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have not yet quantified the effect of adoption of FIN 48, which we expect to be after our year ending December 31, 2006.
Results of Operations
     Comparison of the Company’s Results for the Three Months Ended September 30, 2006 and 2005
     Net sales. Net sales totaled $61.6 million for the three months ended September 30, 2006 as compared to $56.8 million for the three months ended September 30, 2005. Net sales included $36.0 million and $34.8 million in the U.S. for the three months ended September 30, 2006 and 2005, respectively, and $25.6 million and $22.0 million in Europe and other countries for the three months ended September 30, 2006 and 2005, respectively. The primary reason for the net sales increase was due to the growth of Vidaza sales which totaled $36.6 million for the three months ended September 30, 2006 compared to $33.0 million for the same period in 2005. This increase was largely due to growth of compassionate use sales of Vidaza in Europe, which increased to $3.3 million in the third quarter of 2006 from $0.5 million in the year-ago quarter. Thalidomide net sales increased to $20.2 million for the three months ended September 30, 2006 as compared to $19.3 million for the quarter ended September 30, 2005.
     Reductions from gross to net sales, which include product returns, chargebacks, rebates and prompt pay discounts remained constant at $4.5 million for the three months ended September 30, 2006 and 2005. As a percentage of gross sales, the reductions were 6.8% for the third quarter of 2006 versus 7.3% for the third quarter in 2005.
     Cost of sales. Cost of sales for the three months ended September 30, 2006 totaled $16.6 million compared to $15.4 million for the three months ended September 30, 2005. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and included separately with operating expenses. The increase in cost of sales was the direct result of the increase in sales. Our gross margins for the three months ended September 30, 2006 and 2005 remained constant at 73%. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $16.7 million for the three months ended September 30, 2006 as compared to $9.8 million for the three months ended September 30, 2005. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Increased development expenses resulting from the licensing of satraplatin and the MethylGene HDAC inhibitor program resulted in $4.6 million of the increase. Growth in clinical study costs for thalidomide as well as alternative formulation and back-up manufacturer development costs for Vidaza amounted to a $2.3 million increase. We expect research and development expenses to continue to grow for the remainder of 2006 as the development programs for our products mature.
     Acquired in-process research. In September 2006, the Company made a development milestone payment of $4.0 million to MethylGene Inc. for the initiation of Phase II clinical trials for MGCD0103. The $4.0 million payment was immediately expensed as acquired in-process research as MGCD0103 has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. No such expense was incurred in the three months ending September 30, 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $24.5 million for the three months ended September 30, 2006 as compared to $19.5 million for the three months ended September 30, 2005. Sales and marketing expenses increased to $17.7 million for the three months ended September 30, 2006 from $13.1 million for the comparable period of 2005. The expansion of our field-based headcount in the U.S. and increased Vidaza marketing activities in response to new competitive products that were launched in 2006 increased sales and marketing expenses by $2.7 million. Additionally, we continued to increase pre-approval marketing costs for thalidomide, Vidaza and satraplatin in Europe and other international markets which accounted for the remaining $1.9 million increase.
     General and administrative expenses totaled $6.8 million for the three months ended September 30, 2006 as compared to $6.4 million for the three months ended September 30, 2005. This increase in expense is primarily due to the increase in stock compensation expense of $0.4 million from the comparable quarter in the prior year resulting from the adoption of SFAS No. 123R, “Share-Based Payment”, in January, 2006.

     Product rights amortization. Product rights amortization totaled $2.5 million for the three months ended September 30, 2006 as compared to $2.4 million for the three months ended September 30, 2005. The increase was due to the weakening of the U.S. dollar against the euro in the third quarter of 2006 in comparison to the third quarter of 2005.
     Interest and other income, net. Interest and other income, net, totaled $1.9 million for the three months ended September 30, 2006, compared with $1.5 million for the third quarter of 2005. Although we experienced a decrease in cash, cash equivalents, and short-term investments as a result of the up front product licensing payments made to GPC Biotech and MethylGene in the first quarter of 2006, this decline was offset by the improved investment returns due to higher interest rates for investments in the current quarter versus the comparable period in 2005.
     Income tax expense. Income tax expense totaled $2.8 million for the three months ended September 30, 2006 as compared to $2.4 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, U.S. tax expense totaled $0.6 million on book income of $1.2 million. The difference between U.S. tax expense based on the statutory rate and the amount recognized is due to the non-deductibility of certain payments for acquired in process research, partially offset by the use of net operating loss carryforwards. The Company does not recognize the benefit of U.S. net deferred tax assets, due to the history of operating losses. For the three months ended September 30, 2006, foreign tax expense totaled $2.2 million on book losses of $1.9 million. The difference between the foreign tax benefit based upon a combined statutory rate and the amount recognized as expense relates to the specific countries in which income or loss is generated. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. Although our income before taxes decreased significantly for the three months ended September 30, 2006 as compared to the same period in 2005, this had minimal impact on our tax expense as much of the decline in pre tax income was realized in jurisdictions where we incurred minimal tax expense.
     Comparison of the Company’s Results for the Nine Months Ended September 30, 2006 and 2005
     Net sales. Net sales totaled $178.6 million for the nine months ended September 30, 2006 as compared to $164.8 million for the nine months ended September 30, 2005. Net sales included $106.6 million and $95.8 million in the U.S. and $72.0 million and $69.0 million in Europe and other countries for the nine months ended September 30, 2006 and 2005, respectively. The primary reason for the net sales increase is due to the growth of Vidaza sales, which increased to $105.6 million for the nine months ended September 30, 2006 as compared to $92.0 million for the nine months ended September 30, 2005. The increase was due primarily to increased compassionate use sales of Vidaza in Europe in 2006. Such sales totaled approximately $6.9 million for the nine months ended September 30, 2006. The increase in Vidaza net sales was partially offset by a decrease in thalidomide sales, which totaled $58.8 million for the nine months ended September 30, 2006, as compared to $61.0 million for the nine months ended September 30, 2005.
     Reductions from gross to net sales, which include product returns, chargebacks, rebates and prompt pay discounts totaled $13.8 million and $13.2 million for the nine months ended September 30, 2006 and 2005, respectively. As a percentage of gross sales, the reductions were 7.2% for the nine months ended September 30, 2006 versus 7.4% for the nine months ended September 30, 2005.
     Cost of sales. Cost of sales for the nine months ended September 30, 2006 totaled $48.5 million compared to $44.4 million for the nine months ended September 30, 2005. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and included separately with operating expenses. The increase to cost of sales was the direct result of the increase in sales. Our gross margins for the nine months ended September 30, 2006 and 2005 remained constant at 73%. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $50.2 million for the nine months ended September 30, 2006 as compared to $29.1 million for the nine months ended September 30, 2005. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Development expenses related to our licensing of satraplatin and the MethylGene HDAC inhibitor program resulted in $12.4 million of the increase. Additional growth in clinical study costs for thalidomide, as well as alternative formulation and back-up manufacturer development costs for Vidaza amounted to $8.0 million of the increase. Additionally, we recognized $0.7 million in stock compensation expense upon adoption of SFAS No. 123R, “Share-Based Payment”, in January, 2006.
     Acquired in-process research. In January 2006, we entered into a licensing and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s HDAC inhibitor in North America, Europe, the Middle East and certain other markets. Under terms of this agreement, we made up front payments to MethylGene of $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. In September 2006, the Company made a development milestone payment of $4.0 million to MethylGene Inc. for the initiation of Phase II clinical trials for MGCD0103. The total of the license fee and the milestone payment of $24.5 million was expensed as acquired in-process research as MethylGene’s HDAC inhibitor has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. No such expenses were incurred in the nine months ending September 30, 2005.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $73.0 million for the nine months ended September 30, 2006 as compared to $62.8 million for the nine months ended September 30, 2005. Sales and marketing expenses totaled $53.0 million for the nine months ended September 30, 2006, an increase of $9.9 million over the comparable period of 2005. The expansion of our field-based headcount in the U.S. and increased Vidaza marketing activities in response to new competitive products being launched in 2006 increased sales and marketing expenses by $5.6 million. Increases in pre-approval marketing costs for thalidomide, Vidaza and satraplatin in Europe and other international markets accounted for $3.6 million of the increase. In addition, $0.7 million of stock compensation expense was recognized for the nine months ended September 30, 2006 due to the adoption of SFAS No. 123R, “Share-Based Payment”, in January 2006.
     General and administrative expenses totaled $20.0 million for the nine months ended September 30, 2006 as compared to $19.7 million for the nine months ended September 30, 2005. Recruiting costs increased $0.9 million, as well as personnel costs increasing $0.5 million for general and administrative functions such as finance, human resources and information technology, and facilities, professional and insurance costs increasing $0.4 million. These increases were incurred to support the significant growth we have experienced as a company. Additionally, we recognized $1.1 million in stock compensation upon adoption of SFAS No. 123R, “Share-Based Payment”, in January, 2006. These increases are partially offset in the current year by $2.6 million of relocation expenses associated with the move of our European headquarters being incurred in 2005.
     Product rights amortization. Product rights amortization totaled $7.3 million for the nine months ended September 30, 2006 as compared to $6.9 million for the nine months ended September 30, 2005. The increase is due to an addition to thalidomide product rights in June 2005 such that the prior year period only had four months of the additional amortization versus nine months in the current year period.
     Interest and other income, net. Interest and other income, net, totaled $5.3 million for the nine months ended September 30, 2006, an increase of $0.8 million over the same period in 2005. Although we experienced a decrease in cash, cash equivalents, and short-term investments as a result of the up front licensing and milestone payments made to GPC Biotech and MethylGene, this has been offset by the improved investment returns due to higher interest rates for investments in the current year versus the comparable period in 2005.
Income tax expense. Income tax expense totaled $7.2 million for the nine months ended September 30, 2006 as compared to $7.5 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, U.S. tax expense totaled $1.5 million on book losses of $3.0 million. The difference between the U.S. tax benefit based on the statutory rate and the amount recognized as expense primarily relates to the non-deductibility of certain payments for acquired in process research, partially offset by the use of net operating loss carryforwards. Given its history of operating losses, the Company does not recognize the benefit of U.S. net deferred tax assets. For the nine months ended September 30, 2006, foreign tax expense totaled $5.7 million on book losses of $16.6 million. The difference between the foreign tax benefit based upon a combined statutory rate and the amount recognized as expense relates to the specific countries in which income or loss is generated. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. Although our income before taxes decreased significantly in 2006 as compared to 2005, this had minimal impact on our tax expense as much of the decline in pre tax income was incurred in jurisdictions where we incurred minimal tax expense in 2005.
Liquidity and Capital Resources
     As of September 30, 2006, we had an accumulated deficit of $162.6 million. Although we achieved profitability during 2005, our recent product licensing transactions have and will continue to significantly increase our research and development expenses. As a result, we incurred a loss in the nine months ended September 30, 2006 and expect to incur a net loss for all of 2006. To date, our operations have been funded primarily with proceeds from the sale of preferred and common stock and net sales of our products. Net proceeds from the sale of our preferred stock was $125.0 million and our public offerings of common stock completed in November 2003 and July 2004 resulted in combined net proceeds of $314.2 million. We began generating revenue from product sales in July 2002.

     Cash, cash equivalents and short-term investments decreased from $243.4 million at December 31, 2005 to $187.8 million at September 30, 2006. This $55.6 million decrease is primarily due to the $66.1 million payments made to GPC Biotech and MethylGene in connection with the licensing of satraplatin and the MethylGene HDAC products, partially offset by cash generated from operating activities less cash used for capital expenditures and repayment of debt obligations.
     We expect that our cash on hand at September 30, 2006, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we re-examine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.
Contractual Obligations
     Our contractual obligations as of September 30, 2006 are as follows (in thousands):

Contractual
Obligations	Total	2006	2007	2008	2009	2010	Thereafter
Research and development	$25,534	$667	$10,067	$7,400	$7,400	$—	$—
Operating leases	13,800	1,017	4,109	3,181	2,736	963	1,794
Inventory purchase commitments	6,873	3,921	2,952	—	—	—	—
Product royalty payments	1,006	1,006	—	—	—	—	—
Product acquisition payments	1,000	—	1,000	—	—	—	—
Long-term debt obligations	52	18	34	—	—	—	—

Total — fixed contractual obligations	$48,265	$6,629	$18,162	$10,581	$10,136	$963	$1,794

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
     Product acquisition payments. We have future payment obligations associated with the June 2005 addition to thalidomide product rights. We paid $5.0 million in June 2005 and $1.0 million in June 2006 for this acquisition and one additional payment of $1.0 million is due in June 2007.

     Contingent product acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the terms of the agreement with GPC Biotech, we will pay them up to an additional $30.5 million based on the achievement of certain regulatory filing and approval milestones, up to an additional $75 million for up to five subsequent E.U. approvals for additional indications and we will pay them sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in our territories. Similarly, under the agreement with MethylGene, our milestone payments for MGCD0103 could reach $145 million, based on the achievement of significant development, regulatory and sales goals, with the nearest milestone of $4 million being paid in the third quarter of 2006 due to enrollment of the first patient in a Phase II trial. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. Also, under the agreements with Schering AG, payments totaling up to $7.5 million are due if milestones relating to sales and gross margin targets for Refludan are achieved.
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
     Sales of Vidaza account for a significant portion of our total product sales. For the three months ended September 30, 2006 and for the year ended December 31, 2005, Vidaza net sales represented 59% and 57%, respectively, of our total net sales. Vidaza now faces competition from two approved therapies in the United States: Revlimid®, manufactured by Celgene Corporation, which was approved for marketing by the FDA in late 2005 as a treatment for a subset of low-risk MDS patients, and Dacogen®, manufactured by MGI Pharma, Inc., which was approved by the FDA in May 2006 for the treatment of all sub-types of MDS. Although Vidaza sales increased during the period covered by this report as compared with the same period a year ago and over the prior quarter, we are unable to fully assess the impact these relatively recent competitive product launches will have on future Vidaza sales. We may also face competition from any other new therapeutics for treating MDS that may be under development by our competitors. The commercial success of Vidaza and future growth in Vidaza sales will depend, among other things, upon:
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

Date: November 8, 2006

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 8, 2006

Exhibit Index

Exhibit
Number	Description of Document
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications for President and Chief Executive Officer and Chief Financial Officer.