Form 10-K
period 2006-12-31
PHARMION CORP
filed 2007-03-15
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50447
Pharmion Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-1521333 (I.R.S. Employer Identification No.)

2525 28th Street, Suite 200, Boulder, Colorado (Address of principal executive offices)	80301 (Zip Code)

720-564-9100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value per share	Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business of the registrant’s most recently completed second fiscal quarter was approximately $447,407,664, based on a closing price of $17.03 per share on June 30, 2006.

The number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2007
Common Stock, $.001 par value per share	32,150,006 shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III.

PART I

Unless the context requires otherwise, references in this report to “Pharmion,” the “Company,” “we,” “us,” and “our” refer to Pharmion Corporation.

All statements, trend analyses and other information contained in this Form 10-K and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, product development plans and anticipated regulatory filings, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements for various reasons, including those identified below under “Risk Factors” beginning on page 18. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. Although we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, except as required under federal securities laws and rules and regulations of the U.S. Securities and Exchange Commission (SEC), and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

Item 1.	Business

Overview

Pharmion Corporation is a global pharmaceutical company that acquires, develops and commercializes innovative products for the treatment of hematology and oncology patients. We have established our own research, regulatory, development and sales and marketing organizations in the United States (U.S.), the European Union (E.U.) and Australia. We have also developed a distributor network to reach the hematology and oncology markets in several additional countries throughout Europe, the Middle East and Asia.

We have established a portfolio of approved products and product candidates focused on the hematology and oncology markets. These include our primary commercial products, Vidaza® (azacitidine for injection), which we market and sell as an approved treatment for Myelodysplastic Syndromes (MDS) in the U.S., Switzerland, Israel and the Philippines and Thalidomide Pharmion 50mgtm (Thalidomide Pharmion), a widely used therapy for the treatment of multiple myeloma and certain other forms of cancer, which we sell on a compassionate use or named patient basis in certain countries of Europe. Thalidomide Pharmion is approved in Australia, New Zealand, Turkey, Israel, South Korea and Thailand for the treatment of multiple myeloma after the failure of standard therapies. Together, these products generated total net sales of $219.7 million in 2006, representing 92% of our total net sales in 2006.

We have submitted or expect to submit three marketing applications in 2007 seeking European marketing approval for certain of our product candidates. This includes Thalidomide Pharmion, which is the subject of a marketing authorization application (MAA) that we submitted to the European Medicines Agency (EMEA) for the treatment of untreated multiple myeloma in January 2007 and which was accepted for review by the EMEA in February 2007; satraplatin, for which we intend to submit an MAA for the treatment of second-line hormone refractory prostate cancer during the second quarter of 2007; and Vidaza, which, pending the outcome of our ongoing Phase 3 trial evaluating survival and other response criteria in high-risk MDS patients, will be the subject of a third MAA targeted for submission in late 2007.

During 2006, we consummated a number of transactions that strengthened our therapeutic focus on cancer and added to our growing product portfolio. We also completed significant development and regulatory milestones during the year for several of our product candidates. Some of the more notable achievements and transactions in 2006 included the following:

•	The commencement of a broad drug discovery and development collaboration with MethylGene Inc. (MethylGene), under which we obtained commercialization rights to MethylGene’s histone deacetylase (HDAC) inhibitors, including MGCD0103, in North America, Europe, Middle East and certain other markets for oncology indications;

•	The acquisition of Cabrellis Pharmaceuticals Corporation, including the North American and European rights to amrubicin, a fully synthetic anthracycline product candidate currently in multiple Phase 2 clinical trials for the treatment of small cell lung cancer (SCLC);

•	The compilation of positive results of four Phase 3 clinical studies for thalidomide in the treatment of untreated multiple myeloma, and, in January 2007, the submission of an MAA with the EMEA based on these studies seeking marketing approval of Thalidomide Pharmion for this indication in the E.U.;

•	The announcement of top line results from the Phase 3 Satraplatin and Prednisone Against Refractory Cancer (SPARC) study for satraplatin in second-line hormone refractory prostate cancer, which demonstrated a statistically significant benefit in progression-free survival for those patients in the satraplatin treatment arm;

•	The submission of a new drug application (NDA) supplement to add intravenous (IV) administration instructions to the prescribing information for Vidaza, and in January 2007, the announcement that the U.S. Food and Drug Administration (FDA) had approved our NDA supplement, thereby adding another delivery route to the Vidaza product label;

•	The appointment of Dr. Andrew Allen as Chief Medical Officer and, in connection with that appointment, the addition of a team specializing in translational medicine to conduct early-stage development of cancer therapies; and,

•	The filing of an Investigational New Drug application (IND) with the U.S. FDA for a new oral formulation of azacitidine, and, in early 2007, the acceptance of the IND; as a result, we have initiated a Phase 1 clinical study of oral azacitidine in patients with MDS, acute myelogenous leukemia (AML) and malignant solid tumors.

We believe that Pharmion is uniquely positioned in the field of epigenetics, a promising area of cancer research that examines reversible changes in gene regulation and that will remain a primary focus of our research and development activities. Both Vidaza, a deoxyribonucleic acid (DNA) demethylating agent, and MGCD0103, an HDAC inhibitor, have demonstrated specific epigenetic effects on the regulation of gene expression. Research indicates that the combination of HDAC and DNA methyltransferase inhibitors may act synergistically to reverse tumor suppressor gene silencing and induce apoptosis (programmed cell death) in various cancers, and we have initiated clinical studies evaluating Vidaza and MGCD0103 as a combination therapy in hematological cancers. In addition, as research has shown that cancer cell resistance to cytotoxic drugs is often mediated by epigenetic mechanisms, we are currently conducting research on combinations of our epigenetic therapies, Vidaza and MGCD0103, with cytotoxic drugs, including our drug candidates satraplatin and, the most recent addition to our product portfolio, amrubicin.

As a part of our business strategy, we intend to continue to acquire or in-license rights to product candidates, including both pre-clinical and clinical compounds, and enter into research and development collaborations that fully exploit our regulatory, development and commercial capabilities. In particular, we are focused on acquiring products that satisfy significant unmet medical needs for cancer patients and are synergistic with our existing product pipeline.

We had total net sales of $238.6 million in 2006, $221.2 million in 2005 and $130.2 million in 2004. Our product sales by geographic region are detailed in Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We were incorporated in Delaware in 1999 and commenced operations in January 2000. Our principal executive offices are located at 2525 28th Street, Boulder, Colorado 80301, and our telephone number is (720) 564-9100. Our website is located at www.pharmion.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, are available free of charge on the “Investor Relations” section of our website as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the Securities and Exchange Commission. The reference to our website does not constitute incorporation by reference of the information contained on our website into this Annual Report on Form 10-K.

Our Products

The following table summarizes our principal products and the status of development for each:

Product	Disease/Indication	Territory	Status

Vidaza® (azacitidine for injection)	MDS, other hematological malignancies and solid tumors	Worldwide
•  Approved in the U.S., South Korea, Switzerland, Israel and the Philippines;

•  NDA supplement for IV administration approved by U.S. FDA in January 2007;

•  Ongoing MDS Phase 3 survival study with top line data expected in 2007;

•  Several ongoing Phase 1 and 2 trials in MDS, other hematological malignancies and solid tumors;

•  Compassionate use and named patient sales ongoing in Europe.

Thalidomide Pharmion 50mgTM	Multiple myeloma	All countries outside of North America and certain Asian countries
•  Approved in Australia, New Zealand, South Korea, Turkey, Israel and Thailand;

•  European MAA for untreated multiple myeloma submitted in January 2007;

•  Compassionate use and named patient sales ongoing in Europe.

Satraplatin	Second-line hormone refractory prostate cancer (HRPC)	Europe, Turkey, Middle East, Australia and New Zealand	• Announced results of Phase 3 SPARC study; • Intend to file European MAA for 2nd line HRPC in second quarter 2007; • Survival data expected in third quarter 2007.

Amrubicin	Small cell lung cancer; metastatic breast cancer	North America and Europe	• Phase 2 studies in SCLC ongoing; • Phase 2 combination study with Herceptin in metastatic breast cancer planned to initiate in 2007.

MGCD0103	Hematological malignancies, solid tumors	North America, Europe, the Middle East and certain other countries	• Several Phase 1 and Phase 2 single agent and combination studies ongoing in hematological and solid tumors.

Oral azacitidine	Hematological malignancies, solid tumors	Worldwide	• IND active in January 2007; • Phase 1 study initiated in February 2007.

The primary products in our current portfolio include the following compounds:

Vidaza (azacitidine for injection) is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. We were granted an exclusive worldwide license to Vidaza by Pharmacia & Upjohn Company, now part of Pfizer, Inc., in June 2001. In 2004, we received full approval from the FDA for the treatment for all subtypes of MDS, a bone marrow disease that affects the production of blood cells. This was the FDA’s first approval of a treatment for MDS and Vidaza was the first demethylating agent to be approved by the agency. We launched Vidaza for commercial sale in the U.S. in July 2004. Vidaza has been granted orphan product designation by the FDA, which entitles the drug to market exclusivity for MDS in the U.S. through May 2011. In January 2007, we announced that the FDA had approved our NDA supplement that expands the approved label to add IV administration instructions to the Vidaza prescribing information. IV administration provides an alternative administration method to the previously approved subcutaneous delivery of Vidaza.

In 2006, net sales of Vidaza were $142.2 million, which represented approximately 60% of our total net sales for 2006, compared with $125.6 million in 2005, or approximately 57% of our total net sales for 2005, and $47.1 million in 2004 (6 months only), or approximately 36% of total net sales for 2004.

We currently have an ongoing Phase 3 clinical trial examining the effect of Vidaza on the survival of high risk MDS patients as compared to treatment with best supportive care with or without a chemotherapy agent. Final top line survival data from this study is expected to be available in the third quarter 2007. Pending the outcome of the trial, we intend to use data generated in the study as the basis of a submission of an MAA to the EMEA in late 2007. We began named patient and compassionate use sales of Vidaza in the fourth quarter of 2005 in the E.U. The EMEA granted Vidaza orphan product designation, which, if an MAA for Vidaza is approved, and the criteria for orphan drug designation continue to be met, would entitle the drug to ten years of market exclusivity from the date of MAA approval for the MDS indication in the E.U.

We are also exploring Vidaza’s potential effectiveness in treating other cancers associated with hypermethylation. A significant number of ongoing Phase 2 studies examining the use of Vidaza as a single agent or in combination with other cancer therapies have been initiated by us and independent clinical investigators in AML and other hematological cancers as well as certain solid tumors. Interim results from Phase 1/2 studies evaluating Vidaza in combination with three different HDAC inhibitors were presented at the 48th Annual Meeting and Exposition of the American Society of Hematology (ASH) in December 2006, including interim results from a Phase 1/2 clinical study of Vidaza in combination with MGCD0103 in MDS and AML patients.

Thalidomide Pharmion 50mgtm (thalidomide) is an oral immunomodulatory and anti-angiogenic agent. We obtained commercialization rights to thalidomide from Celgene Corporation (Celgene) for all countries outside of North America and certain Asian markets in November 2001. Thalidomide has become a standard of care for the treatment of relapsed and refractory multiple myeloma, a cancer of the plasma cells in the bone marrow, and there is a now substantial body of data that demonstrates its benefit as a first-line treatment of this disease. We began selling thalidomide in Europe on a compassionate use or named patient basis under a comprehensive risk management program in the third quarter of 2003. Currently, we have an active MAA filed with the EMEA seeking full regulatory approval for this drug in Europe. However, until we receive a marketing authorization, we will not be permitted to market Thalidomide Pharmion in Europe. To date, Thalidomide Pharmion has been approved as a treatment for relapsed and refractory multiple myeloma in Australia, New Zealand, Turkey, Israel, South Korea and Thailand. In 2006, net sales of Thalidomide Pharmion were $77.5 million, which represented approximately 36% of our total net sales for 2006, compared with $79.4 million, or 32% of our total net sales for 2005, and $65.3 million in 2004, or approximately 50% of total net sales for 2004.

In January 2007, we announced the submission of an MAA with the EMEA seeking marketing authorization of Thalidomide Pharmion as a treatment for untreated multiple myeloma and, in March 2007, we announced that the EMEA had accepted our application for review. Our submission was based on a clinical data package comprised of four studies in more than 1,400 patients. These studies, which include both first-line and induction therapy, include the following:

•	IFM 99-06, a three-arm study conducted by the French research group, Intergroup Francophone du Myelome, which demonstrated the superiority of melphalan/prednisone plus thalidomide (MPT) over standard therapy of melphalan/prednisone (MP) alone or a combination of chemotherapies (vincristine/adriamycin/dexamethasone) followed by melphalan and stem cell transplantation (MEL 100). Following an interim analysis, recruitment was stopped on the recommendation of the study’s Data Safety Monitoring Board. At final analysis, the median overall survival in the MPT arm was approximately 53.6 months, compared to 32.2 and 38.6 months, respectively, for the MP and MEL 100 arms.

•	A study conducted by the Italian research group Gruppo Italiano Malattie Ematologiche dell’Adulto that demonstrated the superiority of MPT compared to MP alone. In the randomized study of MPT versus MP alone in 255 elderly patients, MPT had a superior response rate and a significantly higher two-year event-free survival rate (54% versus 27%).

•	MM-003, a Phase 3 randomized study of 470 patients, sponsored by Celgene and supported by us that compared thalidomide plus dexamethasone versus dexamethasone and placebo. In December 2005, an Independent Data Monitoring Committee reviewed the data as part of a pre-specified interim analysis and determined that the trial met the pre-specified efficacy stopping rule for the primary endpoint of time to disease progression. At the final analysis, there was also a significant (p=0.001) improvement in response rate of thalidomide plus dexamethasone of 69.4%, compared to dexamethasone and placebo of 51.1%. Of the thalidomide-treated patients, 43.8% experienced “Very Good” or “Complete Response” compared to 15.8% in the placebo arm (p<0.0001). Time to disease progression was 97.7 weeks in the thalidomide arm of the study versus 28.3 weeks in the placebo arm.

•	A Phase 3 study conducted by the Eastern Cooperative Oncology Group (ECOG) compared thalidomide plus dexamethasone to dexamethasone alone in over 200 patients. The study demonstrated a statistically significant difference in response rates of 61.6% versus 39.6% (p=0.001) at four months with thalidomide plus dexamethasone compared to dexamethasone alone.

We believe that the data from these studies provides compelling evidence of thalidomide’s efficacy in treating multiple myeloma patients. However, thalidomide’s well-documented history of causing birth defects associated with its general and widespread use in the 1950’s and early 1960’s in Europe may delay or prevent an approval of our MAA for Thalidomide Pharmion. Given thalidomide’s history, we commercialize Thalidomide Pharmion in our territories using a proprietary risk management and education program, that we call the Pharmion Risk Management Program, or PRMP. The PRMP is based upon Celgene’s System for Thalidomide Education and Prescribing Safety (S.T.E.P.S.®) program, and certain proprietary rights controlled by Celgene relating to S.T.E.P.S. were licensed to us as part of our November 2001 agreements with Celgene. Today, thalidomide is available from several sources other than us, yet we believe that Pharmion is the only supplier that sells thalidomide in Europe with a comprehensive risk management program. We are working closely with regulators and patient and thalidomide victims groups to increase the awareness of the widespread availability of thalidomide and the need to regulate the supply of thalidomide in connection with a robust risk management program.

We have been granted orphan drug designation for thalidomide in Europe by the EMEA for the multiple myeloma indication, which, if the MAA is approved and the criteria for orphan drug designation continue to be met, would provide a ten-year period of exclusivity from the date of MAA approval. In addition, under the laws of most European countries, the import of unapproved product for sale on a named patient/compassionate use basis should only be allowed where there is no approved equivalent product available. Therefore, upon approval of Thalidomide Pharmion throughout Europe through the EMEA centralized procedure, the sale of thalidomide by other suppliers should no longer be permitted under national laws. However, we cannot be certain that the regulatory authorities or governments in all of the E.U. member states will enforce these existing laws to prevent the sale of other forms of thalidomide should Thalidomide Pharmion be approved in Europe.

Satraplatin is the only orally bioavailable platinum-based compound in advanced clinical development. In December 2005, we obtained commercialization rights to satraplatin from GPC Biotech AG (GPC Biotech) for Europe, Turkey, the Middle East, Australia and New Zealand. In 2003, GPC Biotech initiated a Phase 3 registrational clinical trial — called SPARC — to evaluate satraplatin plus prednisone as a second-line chemotherapy treatment for patients with HRPC. In September 2006, we and GPC Biotech announced that the SPARC trial had achieved its primary endpoint of progression-free survival (PFS) demonstrating a statistically significant (p<.00001) 14% improvement in median PFS in patients who received satraplatin plus prednisone (11.1 weeks) compared to patients who received prednisone plus placebo (9.7 weeks). The SPARC trial also demonstrated that the PFS improvement in patients treated with satraplatin increased over time. PFS at the 75th percentile showed an 81% improvement for patients in the satraplatin arm (34.6 weeks) versus patients in the placebo arm (19.1 weeks). At six months, 30% of patients in the satraplatin arm had not progressed, compared to 17% of patients in the control arm. At twelve months, 16% of patients who received satraplatin had not progressed, compared to 7% of patients in the control arm. In addition, patients in the treatment arm experienced a 33% reduction in the risk of disease progression (corresponding to a hazard ratio of 0.67; 95% Confidence Interval: 0.57-0.77) compared with patients who received prednisone plus placebo. In accordance with the recommendation of the independent Data Monitoring Board for the SPARC trial, patients who have not progressed will continue to be treated, and all patients will be followed for overall survival.

We expect to submit an MAA with the EMEA in the second quarter of 2007 based upon this PFS data from the SPARC trial. PFS is a composite endpoint that determines when a patient’s disease has “progressed” based upon a number of clinical criteria relevant to the disease state. Although both the EMEA and the FDA have accepted PFS as a suitable endpoint for some product approvals, in other cases regulatory authorities have indicated that only “overall survival” endpoints will be sufficient for the approval of some cancer therapy candidates. Earlier in 2006, the EMEA advised us it would accept the final analysis of PFS as a basis for an MAA submission for satraplatin, but that the submission must also include available overall survival data from the SPARC trial. Overall survival results are expected in the fall of 2007, during which time the submission is expected to be under active review.

In collaboration with our partner, GPC Biotech, we have initiated a development program to evaluate satraplatin in a wide range of tumors, either as monotherapy or in combination with other compounds.

Amrubicin (amrubicin hydrochloride) is a third-generation fully synthetic anthracycline. We obtained the right to develop and commercialize amrubicin in North America and Europe through our acquisition of Cabrellis Pharmaceuticals Corporation (Cabrellis) in November 2006. Cabrellis licensed these rights to amrubicin from Sumitomo Pharmaceuticals, now part of Dainippon Sumitomo Pharma Co. Ltd. (Sumitomo), in June 2005. Sumitomo synthesized and developed amrubicin in Japan, and attained full regulatory approval of amrubicin as a treatment for lung cancers in that country in 2002. Amrubicin’s approval was based upon Phase 2 studies conducted in Japan that demonstrated clinical efficacy as a single agent. In previously untreated small cell lung cancer (SCLC) patients, amrubicin produced an overall response rate of 76% with median survival of 11.7 months when administered as a single agent. In Phase 2 studies of previously treated SCLC patients (sensitive or relapsed/refractory) conducted after Japanese approval, amrubicin as a single agent has shown overall response rates ranging from 46% to 53%, with median overall survival rates of 9.2 to 11.7 months. In a subsequent clinical trial evaluating amrubicin administered in combination with cisplatin in previously untreated SCLC patients, amrubicin produced an overall response rate of 88% and median survival was extended to 13.6 months. To date, however, there have been no completed clinical studies of amrubicin in patient populations outside of Japan. In order to confirm the results reported in these Japanese studies, we have initiated Phase 2 studies of amrubicin in SCLC. Pending the outcome of those studies, we intend to initiate a Phase 3 registration study before the end of 2007.

In addition, based on clinical experience with the product to date, including the active treatment of more than 6,500 patients in Japan, amrubicin appears to lack the cumulative cardiotoxicity associated with other anthracyclines. We believe that this makes amrubicin a very attractive agent to study in other cancers where older, cardiotoxic anthracyclines are currently used. For example, anthracyclines have established activity against breast cancer, but the cumulative cardiotoxicity of currently available anthracyclines limit their use with Herceptin®, a breast cancer drug marketed by Genentech, Inc. Accordingly, we intend to initiate a clinical study of amrubicin in metastatic breast cancer patients in combination with Herceptin during 2007. We cannot be certain that this study will yield positive results or that amrubicin will prove to have less cardiotoxicity than other anthracyclines.

MGCD0103 is an oral, isotype-selective, small molecule HDAC inhibitor. In January 2006, we obtained commercialization rights from MethylGene Inc. in North America, Europe, Middle East and certain other markets for MethylGene’s HDAC inhibitor compounds, including MGCD0103 and MethylGene’s pipeline of second-generation HDAC inhibitor compounds, for all oncology indications. MGCD0103 is the subject of a broad Phase 2 clinical development program where we, in collaboration with MethylGene, are evaluating the use of MGCD0103 in a variety of cancers where epigenetic factors play a role. Several clinical studies of MGCD0103 are currently underway, including Phase 1/2 combination studies of MGCD0103 and Vidaza in MDS and AML patients and MGCD0103 and Gemzar® in patients with solid tumors, and Phase 2 monotherapy studies of MGCD0103 in patients with relapsed or refractory lymphoma and relapsed or refractory Hodgkin’s lymphoma.

About Histone Deacetylation — In many cancerous tissues, through the activity of DNA methylation and histone deacetylation, tumor suppressor genes are silenced and not expressed. As a result, cell division becomes unregulated, causing cancer. HDAC inhibitors, such as MGCD0103, are believed to block histone deacetylation and allow tumor suppressor genes to re-express and inhibit cancer progression. MethylGene’s research and observations suggest that only a subset of the known HDAC isoforms may be involved in cancer progression. MGCD0103 is selective for a specific class of HDAC isoform while many other HDAC inhibitors currently in clinical development are “broad-spectrum inhibitors” that target most or all of the HDAC isoform classes. We believe targeted and selective inhibition of cancer-related HDAC isoforms may lead to more effective and less toxic cancer therapies in contrast to broad-spectrum inhibition of HDAC isoforms.

Oral Azacitidine (azacitidine) is an oral formulation of our pyrimidine nucleoside analog, Vidaza. Our oral azacitidine candidate was the result of our internal formulation efforts. We filed an IND for oral azacitidine at the end of 2006 and that IND became effective in late January 2007. In February 2007, we initiated a Phase 1 clinical study of oral azacitidine in patients with MDS, AML and malignant solid tumors. This study will assess the safety, tolerability, bioavailability and pharmacokinetics of escalating single doses of oral azacitidine, and we expect bioavailability data in the second half of 2007. Since oral azacitidine, like Vidaza, is a demethylating agent, its development complements our epigenetics program and invites further study in combination with other oral epigenetics-based therapies, such as MGCD0103. Moreover, there is a significant body of evidence showing that the biological effects of demethylating agents may be improved or extended through sustained DNA demethylation, which could most effectively be provided through oral delivery. As a result, an oral demethylating agent offers the possibility of transforming cancers into chronically managed diseases.

Other Products.  In addition to our primary commercial products, we sell several smaller products in the U.S. and Europe. This includes Innohep®, a low molecular weight heparin that we sell in the U.S., and Refludan, an anti-thrombin agent that we sell in Europe and other countries outside the U.S. and Canada. Aggregate net sales for these products were approximately $19 million in 2006.

Research and Development

We have expanded our internal medical research and clinical development capabilities in the past fiscal year. In 2006, we announced the formation of our translational medicine group located in San Francisco. Our translational medicine approach focuses on designing preclinical and early clinical development strategies that answer critical questions about the underlying biology of the disease states and the effects of experimental therapeutics to provide scientific foundation to ensure that only the strongest clinical candidates advance to later-stage clinical development. In particular, as part of our early-stage product development efforts, our translational medicine team will seek to identify subsets of patients with a given disease who may be more likely to benefit from treatment with a particular candidate. Once these patient subgroups have been identified, molecular markers (called biomarkers) and associated assays can be developed to pre-identify these patients. These biomarker assays will then be deployed in clinical trials to increase the efficiency of drug development. The identification of patients that over-express the Her-2 protein as a predictor of response to Herceptin therapy is an example of this biomarker-based approach to cancer drug development. We believe that by employing novel translational biology tools we can substantially reduce the risk of early-stage development of cancer therapies.

To fully exploit our growing internal formulation and translational medicine expertise, we will consider and, as appropriate, consummate research collaboration, acquisition or in-licensing opportunities with other companies. In particular, we are focused on acquiring early-stage products, technologies or research capabilities that are synergistic with our pipeline product candidates.

Regulatory and Medical Affairs

Our regulatory and medical affairs group is comprised of professionals with significant experience in each of the major markets in which we operate. The difference between an attractive drug candidate and one which is not economically viable for development often hinges on our assessment of the time and resources required to get the drug approved and sold in a particular jurisdiction. Determining the optimal regulatory pathway for commercialization is an integral part of our product candidate selection. We believe our combination of country-specific regulatory expertise and our focus on the hematology and oncology markets provide a significant advantage as we seek to acquire additional product candidates and move our current product candidates forward through the approval process.

Sales, Marketing and Distribution

We have established sales and marketing organizations in the U.S., Europe and Australia.

In the U.S., our field-based organization consists of 110 professionals, including clinical account specialists, medical science liaisons, payor relations specialists, national accounts managers, nurse educators, and field based management. In general, members of our field-based staff have significant experience in pharmaceutical and oncology products sales and marketing. They target hematologists and oncologists who prescribe high volumes of cancer therapies. The field organization includes a medical education team that focuses on the development, presentation and distribution of scientific and clinical information regarding our products and the diseases they treat.

In Europe, our field organization includes a general manager in each of the United Kingdom (U.K.), France, Germany, Spain and Italy, and a general manager for the Nordic countries. These general managers are responsible for all commercial activities in each of their home countries, with some also having responsibility for commercial activities in smaller nearby countries. Each of our subsidiaries employs, in addition to the general manager, a trained physician, regulatory specialists if required by local law, sales representatives, PRMP experts and administrative support staff. In general, we employ nationals in each of our local subsidiaries. All European marketing activities are centrally directed from our U.K. office to ensure consistency across regional markets. In addition, clinical development, regulatory affairs and information technology functions are centrally managed from our U.K. office. In this manner, we seek to develop globally consistent programs and ensure that they are implemented according to local practices. Our Australian sales and marketing organizational structure is consistent with our European structure.

In addition to our own sales organizations, we have access to the hematology and oncology markets in 23 additional countries through relationships with our distributors. Under the agreements governing our relationships with our distributors, we are prohibited from selling or marketing our products on our own behalf in a country covered by one of these agreements until the applicable agreement expires.

In the U.S., we sell to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals, and other institutional customers. In Europe and Australia, we sell directly to retail and hospital pharmacies. Sales into countries where we have partnered with third party distributors are made directly to our partners. Our largest three wholesale customers in the U.S., U.S. Oncology Supply, Cardinal Health and McKesson Corporation generated 19%, 11% and 9%, respectively, of our total consolidated net sales for the year ended December 31, 2006.

Principal Collaborations and License Agreements

Celgene Agreements:  In 2001, we licensed rights relating to the use of thalidomide from Celgene and separately entered into an exclusive supply agreement for thalidomide with CUK, a company located in the U.K. that was subsequently acquired by Celgene in 2004. Under the agreements, as amended in December 2004, we obtained the exclusive right to market thalidomide in all countries other than the United States, Canada, Mexico, Japan and all provinces of China, except Hong Kong. Under our Celgene agreements, we also obtained exclusive rights to all existing and future clinical data relating to thalidomide developed by Celgene, and an exclusive license to employ Celgene’s patented and proprietary S.T.E.P.S. program as our PRMP in connection with the distribution of thalidomide in these territories. Under agreements with CUK, as amended, CUK is our exclusive supplier of thalidomide formulations that we sell in certain territories licensed to us by Celgene. We pay Celgene a royalty/license fee and CUK product supply payments, each based on our net sales of thalidomide in the countries included within our territory. We have also agreed to fund certain amounts incurred by Celgene for the conduct of thalidomide clinical trials, payable in quarterly installments through the end of 2007. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of our first regulatory approval for Thalidomide Pharmion in the U.K.

GPC Biotech Agreement — In December 2005, we entered into a co-development and license agreement for the development and commercialization of satraplatin. Under the terms of the agreement, we obtained exclusive commercialization rights for satraplatin in Europe, Turkey, the Middle East, Australia and New Zealand, while GPC Biotech retained rights to the North American market and all other territories. We made upfront payments to GPC Biotech, which included reimbursement for certain satraplatin clinical development costs and funding of ongoing and certain future clinical development to be conducted jointly by us and GPC Biotech. Together, we are pursuing a joint development plan to evaluate satraplatin in a variety of tumor types and will share global development costs, for which we have made an additional financial commitment of $22.2 million. We will also pay GPC Biotech milestone payments based on the achievement of certain regulatory filing, approval and sales milestones. GPC Biotech will also receive royalties on sales of satraplatin in our territories.

We are required to use commercially reasonable efforts to develop and commercialize satraplatin in our territories. Our agreement with GPC Biotech expires on a country-by-country basis upon the expiration of patents covering satraplatin or available market exclusivity for satraplatin in a particular country or, if later, the entry of a significant generic competitor in that country. Upon expiration, we will retain a non-exclusive, fully-paid, royalty-free license to continue the commercialization of satraplatin in our territories.

MethylGene Agreement — In January 2006, we entered into an exclusive license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including MGCD0103, for oncology indications in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, we made upfront payments to MethylGene totaling $25 million, which included a $5 million equity investment in MethylGene common shares. As of February 28, 2007, our investment in MethylGene was approximately 5.9% of the outstanding shares of common stock. We will make additional milestone payments to MethylGene for MGCD0103 and each additional HDAC inhibitor, based on the achievement of significant development, regulatory and sales goals.

Initially, MethylGene is funding 40% of the development costs for MGCD0103 required to obtain marketing approval in North America while we are funding 60% of such costs. MethylGene will receive royalties on net sales in North America based upon the level of annual sales achieved in our territories. MethylGene has an option as long as it continues to fund development, to co-promote approved products in North America and, in lieu of receiving royalties, to share the resulting net profits equally with us. If MethylGene elects to discontinue development funding, we will be responsible for 100% of development costs incurred thereafter. In all other licensed territories, we are responsible for development and commercialization costs.

Both parties to the agreement are required to use commercially reasonable and diligent efforts to fulfill the research, development and commercialization responsibilities allocated to each party under the agreement. Our agreement with MethylGene expires upon the expiration of patents covering all HDAC inhibitor candidates being developed by the parties or, if earlier, the date all research, development and commercialization activities under the agreement cease.

Dainippon Sumitomo Pharma Co. Ltd. (Sumitomo) Agreement:  In June 2005, Conforma Therapeutics Corporation (former parent corporation of Cabrellis Pharmaceuticals Corporation) obtained and, in November 2006, we acquired as part of our acquisition of Cabrellis, an exclusive license to develop and commercialize amrubicin in North America and Europe pursuant to a license agreement with Sumitomo. The agreement requires us to purchase, and Sumitomo to supply, all of our requirements for product supply. We are required to pay Sumitomo a transfer price for product supply, determined as a percentage of our net sales of amrubicin, and we would pay Sumitomo additional milestone payments upon the receipt of regulatory approvals in the U.S. and Europe, and upon achieving certain annual sales levels in the U.S. The Sumitomo agreement expires upon the expiration of ten years from the first commercial sale of amrubicin in all countries or, if later, upon the entry of a significant generic competitor in those countries. The milestone payments made to Sumitomo under the amrubicin license agreement are in addition to milestone payments to be paid to the former shareholders of Cabrellis under the terms of the Cabrellis Pharmaceuticals Corporation acquisition agreement. Pursuant to the terms of that agreement, we could pay $12.5 million upon the first approval of amrubicin by each of the regulatory authorities in the U.S. and the E.U. and an additional payment of $10 million upon amrubicin’s approval for a second indication in the U.S. or E.U. for each market.

Pfizer Agreement:  In June 2001, we licensed worldwide, exclusive rights to Vidaza from Pharmacia & Upjohn Company, now a part of Pfizer, Inc. Under the terms of our agreement, we are obligated to pay Pfizer royalties based on net sales of Vidaza. The exclusive license from Pfizer has a term extending for the longer of the last to expire valid patent claim in any given country or ten years from our first commercial sale of the product in a particular country.

Manufacturing and Raw Materials

We currently use, and expect to continue the use of, contract manufacturers for the manufacture of each of our products. Our contract manufacturers are subject to extensive governmental regulation. Regulatory authorities in our markets require that pharmaceutical products be manufactured, packaged and labeled in conformity with current Good Manufacturing Practices (cGMPs). We have established a quality control and quality assurance program, which includes a set of standard operating procedures and specifications designed to ensure that our products are manufactured in accordance with cGMPs, and other applicable domestic and foreign regulations.

Thalidomide.  We obtain two formulations of thalidomide from two different suppliers. Thalidomide Pharmion is formulated, encapsulated and packaged for us by CUK of Great Britain, a wholly-owned subsidiary of Celgene, in a facility that is in compliance with the regulatory standards of each country in which we sell our product. Under the terms of our agreement with CUK, we purchase from CUK all of our required supplies of the product for those countries. CUK subcontracts production of Thalidomide Pharmion to other service providers, including Penn Pharmaceutical Services Limited. The price we pay CUK is subject to an annual audit and, if appropriate, an adjustment is made based upon the fully allocated cost of manufacture. The agreement terminates upon the tenth anniversary of the date upon which we receive regulatory approval for thalidomide in the U.K.

Thalidomide Laphal, which is the thalidomide formulation we sell in France, is formulated, encapsulated and packaged for us by Laphal Industrie, an unaffiliated company, in a facility that is in compliance with the regulatory standards of each of the countries where we sell our product. The price we pay Laphal is subject to an annual adjustment based upon a formula that accounts for increases in the cost of manufacture. Our agreement terminates in March 2013, unless we terminate it prior to its expiration with prior notice to Laphal and subject to the payment of a termination fee. Upon achieving a marking authorization in the E.U. for Thalidomide Pharmion, we will discontinue the sale of the Laphal formulation of thalidomide in France.

Vidaza.  Under the terms of our supply agreements, Ash Stevens, Inc. provides us with supplies of azacitidine drug substance, the active ingredient in Vidaza, and Ben Venue Laboratories, Inc. formulates and fills the product into vials, and labels the finished product for us. Both Ash Stevens and Ben Venue operate facilities that are in compliance with the regulatory standards of each of the countries in which we sell or expect to sell our product. Under the terms of our agreement with Ash Stevens, we are obligated to purchase all of our requirements for azacitidine from Ash Stevens and Ash Stevens is required to manufacture azacitidine exclusively for us. This agreement expires in 2011. Under the terms of our agreement with Ben Venue Laboratories, Inc., we are required to purchase at least 65% of our annual requirements for finished Vidaza product from Ben Venue. This agreement expires in 2010. Under each of these agreements, the prices our suppliers charge us for products may increase or decrease annually based upon the percentage change in the Producer Price Index for pharmaceutical preparations. In addition, we have entered into an agreement with a back-up manufacturer for finished and labeled Vidaza product.

Satraplatin.  We entered into a supply agreement with GPC Biotech under which we are obligated to purchase all of our requirements for satraplatin from GPC Biotech, and GPC Biotech has agreed to manufacture and supply our requirements for the product and to maintain certain inventories of satraplatin on our behalf. GPC Biotech subcontracts satraplatin production to various subcontractors, including Johnson Matthey, Inc., which manufactures satraplatin drug substance. Our supply price for the product under this agreement is set at 110% of GPC Biotech’s fully allocated cost of manufacturing the product. This agreement will terminate upon the termination of our Co-Development and License Agreement with GPC Biotech.

Amrubicin.  As part of our license agreement with Sumitomo, we entered into a separate supply agreement under which we are obligated to purchase, and Sumitomo is obligated to supply, all of our requirements for amrubicin. We will pay Sumitomo a transfer price inclusive of royalties based on our net sales of amrubicin, subject to a fixed minimum price specified in the agreement. The supply agreement terminates upon termination of the Sumitomo license agreement.

Patents and Proprietary Rights

Our success depends in part on our ability to obtain and maintain a strong proprietary position both in the U.S. and in other countries for our existing products and the products we acquire or license. To achieve such a position, we rely upon a combination of orphan drug status, data and market exclusivity, trade secrets, know-how, continuing technological innovations and licensing opportunities. In addition, we intend to seek patent protection whenever available for any products or product candidates, particularly in conjunction with our translational medicine research, formulation and manufacturing process development activities and related tools and technology we develop or acquire in the future.

Composition of matter patent protection for Vidaza, thalidomide and amrubicin, has expired or was not pursued. Through our acquisition of Cabrellis, we have an exclusive license in the U.S. and Europe under patents and patent applications owned by Sumitomo that relate to formulations, methods of production, polymorphic forms and combination uses of amrubicin to treat various cancers. The primary issued formulation patent expires in August 2008 and the issued use patent for amrubicin expires in March 2023. We have exclusive rights to a family of patents that relate to uses of thalidomide to treat angiogenesis and cancer. Patent protection for uses of thalidomide expires in February 2014. We own, or co-own with Ash Stevens, Inc., three patent families relating to the production or formulation of Vidaza, of which four patents have issued in the United States. These patents will expire in 2023. We have filed a provisional patent application in the U.S. covering our oral formulation of azacitidine.

We have an exclusive license from GPC Biotech to issued patents and pending patent applications in the E.U. and certain other international markets for satraplatin. Issued patents covering compositions of matter and certain methods of use of satraplatin expire in January and February 2009. We will rely on Supplementary Protection Certificates and regulatory data protection available in the E.U. to extend our period of market exclusivity for satraplatin in the E.U. beyond the expiration date of the basic satraplatin patent. A Supplementary Protection Certificate, if granted, would extend the protection provided by the existing satraplatin patent for five years, that is, until early 2014. Additionally, we licensed from MethylGene in early 2006 exclusive rights in oncology to what currently numbers more than 10 patent families directed to MethylGene’s inhibitors of histone deacetylase, including patents issued in the United States and related pending patent applications in the E.U. and certain other international markets for MGCD0103. The basic patent covering the composition of matter for MGCD0103 expires in September 2022.

The patent positions of pharmaceutical firms like us are generally uncertain and involve complex legal, scientific and factual questions. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the products or product candidates we acquire or license will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because unissued patent applications filed in the U.S. prior to November 29, 2000 and patent applications filed within the last 18 months are maintained in secrecy, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the U.S. Patent and Trademark Office or a foreign patent office to determine priority of invention, or in opposition proceedings in a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using such technology.

In the absence of or to supplement patent protection for our existing products and any products or product candidates we should acquire in the future, we have sought and intend to continue seeking orphan drug status whenever it is available. To date, we have been granted orphan drug status in the U.S. and the E.U. for Vidaza for the MDS indication and in the E.U. for Thalidomide Pharmion for the multiple myeloma indication. In addition, we intend to seek orphan drug status for amrubicin in both the U.S. and the E.U. for the SCLC indication. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S. and ten years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. See “Government Regulation” for a more detailed description of orphan drug status.

In the E.U., data and market exclusivity provide a period of up to eleven years from the date a product is granted the first marketing approval in the E.U., during which a generic product applicant is not permitted to rely on the dossier of the reference product for the purposes of submitting an application, obtaining marketing authorization or placing the generic product on the market. Unlike orphan drug exclusivity, data and market exclusivity do not prevent a generic manufacturer from filing for regulatory approval of the same or similar drug, even in the same indication for which that drug was previously approved in the E.U., based upon data generated independently by that manufacturer.

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

Competition

The development and commercialization of new drugs is competitive and we face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop or market products or other novel technologies that are more effective, safer or less costly than any that have been, or are being, developed by us or they may receive regulatory approval for their products earlier than approval received for our products. Our products’ competitive position among other products may be based on, among other things, clinical data showing efficacy and safety, patent protection, patient convenience, availability, acceptance by the medical community, marketing and price.

A large number of companies are devoting substantial resources to the research, discovery, development and commercialization of anti-cancer drugs. Many of our competitors have substantially greater financial, technical and human resources than those available to us. Merger and acquisition activity in the pharmaceutical and biotechnology industries could result in the concentration of even more resources with our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these industries.

Vidaza.  The landscape for MDS drugs has recently become more competitive in the U.S. In the past eighteen months, the FDA approved two new therapies for the treatment of MDS: Dacogen® with marketing rights held by MGI Pharma, Inc., approved in May 2006, and Revlimid® from Celgene, approved in December 2005. Dacogen, is a demethylating agent, as is Vidaza, which was approved for all subtypes of MDS and, therefore, is directly competitive with Vidaza. Revlimid, a small molecule compound that affects multiple cellular pathways, was initially approved in the U.S. for a subset of low-risk MDS patients and later approved for multiple myeloma. It is currently being evaluated for a wide range of hematological cancers. In addition, Revlimid is currently under review by the EMEA for a possible marketing approval in the E.U. for both MDS and relapsed and refractory multiple myeloma. Vidaza does not have marketing authorization in the E.U. and, we have not yet filed an MAA seeking approval by the EMEA. There are additional products in clinical development for the treatment of MDS and the enrollment of patients in clinical trials for these additional products may reduce the number of patients that will receive Vidaza treatment. We also face competition for Vidaza from traditional therapies used in the treatment of MDS, including the use of blood transfusions and growth factors.

Thalidomide Pharmion.  The primary products we consider to be competitive with Thalidomide Pharmion in the multiple myeloma market in our territories are Velcade® from Millennium Pharmaceuticals Inc., a proteasome inhibitor, and, pending approval by the EMEA for relapsed and refractory multiple myeloma, Revlimid from Celgene. In addition, in certain of our markets we face competition from other suppliers of generic or unapproved forms of thalidomide, including the compounding of thalidomide by pharmacists. We also face competition from traditional therapies used in the treatment of multiple myeloma, including the use of chemotherapeutic agents, such as melphalan and dexamethasone.

Satraplatin.  The competitive market for satraplatin may include other drugs either currently marketed or being developed for HRPC, as well as other platinum-based compounds for other cancers. Although there are currently no approved treatments for second-line HRPC, there are several approved treatments for prostate cancers and other agents in development for both advanced HRPC and earlier stages of prostate cancer, which may compete with satraplatin in our territories. We are aware that other companies may be developing orally bioavailable platinum-based compounds. We are not aware, however, of any other orally bioavailable, platinum-based compounds that are approved or in Phase 3 clinical trials.

Amrubicin.  We plan to initiate late stage clinical trials and, if those trials are positive, seek approval for amrubicin in the sensitive or relapsed/refractory SCLC indication. Currently, the only approved single-agent therapy for second-line treatment of SCLC is Hycamtin® (topotecan) from GlaxoSmithKline plc. There are, however, several products in clinical development for SCLC, including Alimta® (pemetrexed) from Eli Lilly and Company and picoplatin from Poniard Pharmaceuticals, both of which are currently in a more advanced stage of development than amrubicin.

Government Regulation and Reimbursement

Regulation by governmental authorities in the U.S. and other countries is a significant factor in the manufacture and marketing of our products and in guiding our ongoing research and product development activities. All of our products require regulatory approval by governmental agencies prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, reporting, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these regulatory approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could harm our business.

The Product Approval Process

The clinical development, manufacture and marketing of our products are subject to regulation by various authorities in the U.S., the E.U. and other countries, including the FDA in the U.S. and the EMEA in the E.U. The Federal Food, Drug, and Cosmetic Act and the Public Health Service Act in the U.S. and numerous directives, regulations, local laws and guidelines in the E.U. govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our products. Product development and approval within these regulatory frameworks takes a number of years and involves the expenditure of substantial resources.

Regulatory approval is required in all the major markets in which we, or our licensors, seek to test our products in development. At a minimum, such approval requires the evaluation of data relating to the quality, safety and efficacy of a product for its proposed use. The specific types of data required and the regulations relating to this data differs depending on the territory, the drug involved, the proposed indication and the product’s stage of development.

In general, new chemical compounds are tested in animals until adequate proof of safety is established. Clinical trials for new products are typically conducted in three sequential phases that may overlap. In Phase 1, the initial introduction of the pharmaceutical product into healthy human volunteers, the emphasis is on testing for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the pharmaceutical product for specific targeted indications, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks. Once a compound shows evidence of effectiveness and is found to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials can be undertaken to more fully evaluate clinical outcomes.

In the U.S., the specific preclinical and chemical data, described above, must be submitted to the FDA as part of an Investigational New Drug application (IND), which, unless the FDA objects, becomes effective 30 days following receipt by the FDA. Phase 1 studies in volunteer human subjects may commence only after the application becomes effective. Prior regulatory approval for healthy human volunteer studies is also required in the member states of the E.U. Currently, following the successful completion of Phase 1 studies, data is submitted in summarized format to the applicable regulatory authority in each E.U. member state as application for the conduct of later Phase 2 studies. These member state regulatory authorities typically have between one and three months in which to raise any objections to the proposed Phase 2 studies, and they often have the right to extend this review period at their discretion.

In the U.S., following completion of Phase 1 studies, further submissions to the FDA are necessary prior to conducting Phase 2 and 3 studies to update the existing IND. The FDA may require additional data before allowing the new studies to commence and could demand that the studies be discontinued at any time if there are significant safety issues. In addition to the regulatory authority review, a study involving human subjects has to be approved by an independent body. The exact composition and responsibilities of this body differs from country to country. In the U.S., for example, each study is currently conducted under the auspices of an independent Institutional Review Board at the institution at which the study is to be conducted. This board considers, among other things, the design of the study, ethical factors, the safety of the human subjects and the possible liability risk for the institution. Independent review requirements also apply in each E.U. member state, where one or more independent ethics committee typically operates similarly to an Institutional Review Board to review the ethics of conducting the proposed study. Authorities in countries other than the U.S. and member E.U. states have slightly different requirements, involving both the conduct of clinical trials and the import/export of pharmaceutical products. It is our responsibility to ensure we conduct our business in accordance with the regulations of each relevant territory.

Information generated in these processes is susceptible to varying interpretations that could delay, limit or prevent regulatory approval at any stage of the approval process. A failure to adequately demonstrate the quality, safety or efficacy of a therapeutic drug under development could delay or prevent regulatory approval of the product. There is no assurance that when clinical trials are completed, either we or our collaborative partners will submit applications, including an MAA, NDA or abbreviated NDA, for the required authorizations to market product candidates or that any such application will be reviewed and approved by the appropriate regulatory authorities in a timely manner, if at all.

In order to receive marketing approval, we must submit a dossier or application to the relevant regulatory authority for review, which is known in the U.S. as an NDA and in the E.U. as an MAA. The format for each submission is usually specific to each regulatory authority, although in general it includes information on the quality of the chemistry, manufacture and pharmacological aspects of the product as well as the non-clinical and clinical study data. The FDA undertakes the review for the U.S. In the E.U., oncology products are reviewed under the centralized procedure, where a single review can result in one marketing authorization for the entire E.U. Under the centralized procedure, members of the Committee for Medicinal Products for Human Use, or the CHMP, review the application on behalf of the EMEA. The EMEA will, based upon the review by the CHMP, provide an opinion to the European Commission on the safety, quality and efficacy of a product. The decision to grant or refuse an authorization is made by the European Commission. Approval can take several months to several years, or be denied.

The FDA and the EMEA review and approval timelines can differ substantially. In the U.S. for example, the FDA normally sets a deadline for the agency’s review of an NDA. In the E.U., the EMEA approval process for a typical review is set out in a fixed 210-day schedule, although the schedule can be shortened if the EMEA grants an application “accelerated review.” However, at various points during the process, review “clock stops” could occur, at which time applicants are required, for example, to answer questions posed by the CHMP. Such delays can vary in length depending on the scope of the review and the time required for the applicant to submit responses to questions. Therefore, we cannot state with certainty the timeframe for an EMEA review of an MAA for any of our products.

The regulatory approval process can also be affected by a number of other factors. Additional studies or clinical trials can be requested during the review that could delay marketing approval and involve unbudgeted costs. The regulatory authorities can conduct an inspection of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining regulatory approval for each product, in many cases each drug manufacturing facility must be approved. Further inspections can occur over the life of the product. An inspection of clinical investigation sites by a competent authority may be required as part of the regulatory approval process. As a condition of marketing approval, a regulatory agency may require post-marketing surveillance to monitor for adverse effects, or require additional studies deemed appropriate. After product approval for an initial indication, further clinical studies are usually necessary to gain approval for any additional indications. The terms of an approval, including label content, could be more restrictive than we expected and could affect the marketability of a product.

Compassionate Use/Named Patient Sales in the E.U.

In many markets outside of the U.S., certain regulations permit patients to gain access to unapproved pharmaceutical products, particularly severely ill patients where other treatment options are limited or non-existent. Generally, the supply of pharmaceutical products under these circumstances is termed “compassionate use” or “named patient” supply. In the E.U., each member state has developed its own system under an E.U. Directive that permits an exemption from traditional pharmaceutical regulation of “medicinal products supplied in response to a bona fide unsolicited order, formulated in accordance with specifications of an authorized health care professional and for use by his individual patients on his direct personal responsibility,” where such patients have a “special need” that cannot be satisfied with approved products.

Essentially, two processes for approval operate among the E.U. member states: approval can be given for “cohort” supply, meaning more than one patient can be supplied in accordance with an agreed treatment protocol; or alternatively, as is the case in the majority of the E.U. member states, supply is provided on an individual patient basis. Some countries, such as France, have developed other systems, where an Autorisation Temporaire d’Utilisation (ATU) involves a thorough review and approval by the regulator of a regulatory data package. In France, the applicant then receives an approval to supply. All E.U. member states require assurance of the quality of the product, which is usually achieved by provision of GMP certification. In the majority of markets, the prescribing physician is responsible for the use of the product and in some countries the physician in conjunction with the pharmacist must request approval from the regulator to use the unlicensed pharmaceutical. Outside of the E.U., many countries have developed named patient systems similar to those found in Europe. In each case, products sold on a compassionate use or named patient basis cannot be actively promoted by the drug manufacturer.

Additionally, in connection with the “special need” requirements described above, under the laws of most European countries, the import of unapproved product for sale on a named patient/compassionate use basis will only be allowed where there is no approved equivalent product available. This is an important consideration with respect to Thalidomide Pharmion, where we face substantial competition from the sale of unlicensed thalidomide by other suppliers. Upon approval of Thalidomide Pharmion throughout Europe through the EMEA centralized procedure, the sale of unlicensed thalidomide by other suppliers should no longer be permitted under national laws.

Orphan Drug Status

The U.S., the E.U. and Australia grants orphan drug designation to drugs intended to treat a “rare disease or condition.” The requirements for achieving orphan drug status vary between the U.S., E.U. and Australia, but are generally dependent on patient populations. If a product, that has been granted an orphan drug designation, subsequently receives its first regulatory approval for the indication for which it holds such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S., ten years in the E.U. and five years in Australia. An orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. Of our current products, Vidaza has been granted orphan drug designation in the U.S., Europe and Australia and Thalidomide Pharmion has been granted orphan drug designation in Europe and Australia. In addition, we intend to seek orphan drug designation where available in certain indications for amrubicin and MGCD0103.

Post-Approval Regulatory Requirements

Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to certification of good manufacturing practice (cGMP) after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers are required to expend significant resources in the areas of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We continue to rely upon third-party manufacturers to produce our products. We cannot be certain those manufacturers will remain in compliance with applicable regulations or that future regulatory inspections will not identify compliance issues at the facilities of our contract manufacturers which could disrupt production or distribution, or require substantial resources to correct.

For both currently marketed and future products, failure to comply with applicable regulatory requirements after obtaining regulatory approval can result in the suspension of regulatory approval, and the imposition of civil and criminal sanctions. Renewals for product authorizations in Europe could require additional data, which could result in a license being withdrawn. In the U.S. and the E.U., regulators can revoke, suspend or withdraw approvals of previously approved products, prevent companies and individuals from participating in the drug-approval process, request recalls, seize violative products and obtain injunctions to close manufacturing plants not operating in conformity with regulatory requirements and stop shipments of violative products. In addition, changes in regulations could harm our financial condition and results of operation.

Healthcare Fraud and Abuse Laws

We are further subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. False claims laws prohibit anyone from knowingly or willingly presenting, or causing to be presented for payment to third party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Violations of fraud and abuse laws may be punishable by criminal or civil penalties, or both, as well as the possibility of exclusion from participation in federal health care programs. Our sales and marketing activities may be subject to scrutiny under these laws. Our business could be adversely affected were the government to allege that our practices are in violation of these laws.

We are subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Under this act, it is illegal to pay, offer to pay or authorize the payment of, anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

Government Pricing and Reimbursement Regulations

As a drug marketer, we participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and amendments of that law that became effective in 1993. Program participation requires extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. Under the Medicaid rebate program, we pay a rebate for each unit of our product reimbursed by Medicaid. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of Medicare and Medicaid beneficiaries. The rebate amount is computed each quarter based on our current average manufacturer price and best price for each of our products and reported to the Centers for Medicare and Medicaid Services, or CMS.

In the U.S., there have been a number of legislative and regulatory changes to the health care system that impact the pricing of our products. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by CMS, changed the methodology for Medicare reimbursement of pharmaceutical products administered in physician offices and hospital outpatient facilities, including Vidaza. Although the rate at which physicians were reimbursed for Vidaza under Medicare were initially affected by the new reimbursement methodology, reimbursement rates for Vidaza have stabilized, and we believe the impact of this reimbursement methodology is not likely to be significant to our business in 2007. However, we also believe it is likely that new legislative proposals will be considered by Congress that, if adopted, will affect government drug reimbursement policies. We cannot determine what impact, if any, these new policies might have on our business.

Pricing Controls

Before a pharmaceutical product may be marketed and sold in many foreign countries, the proposed pricing for the product must be approved. The requirements governing product pricing vary widely from country to country and can be implemented disparately at the national level.

The E.U. generally provides options for its member states to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product, or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. For example, the regulation of prices of pharmaceutical products in the U. K. is generally designed to provide controls on the overall profits that pharmaceutical companies may derive from their sales to the U.K. National Health Service. Other countries, such as Italy, establish selling prices for pharmaceutical products based on a reference price system, whereby the authorized price for the product is determined based upon an average of the prices in other reference markets in Europe. Still others, such as Spain, establish the selling price for new pharmaceutical products based on a prime cost, plus a profit margin within a range established each year by a governmental authority.

We cannot be certain that any country that has price controls or reimbursement limitations for pharmaceutical products will permit favorable reimbursement and pricing arrangements for our products. In addition, in the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement governmental pricing control. The impact of these legislative initiatives is unclear, but they may result in additional pricing and reimbursement restrictions, which could adversely impact our revenues.

Third Party Reimbursement

In the U.S., E.U. and elsewhere, sales of pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for pharmaceutical products. The E.U. generally provides options for its member states to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement. In some countries, products may be subject to a clinical and cost effectiveness review by a health technology assessment body. A negative determination by such a body for one of our products could affect the prescribing of the product. For example, in the U.K., the National Institute for Clinical Excellence (NICE), provides guidance to the National Health Service on whether a particular drug is clinically effective and cost effective. Although presented as “guidance,” doctors are expected to take the guidance into account when choosing a drug to prescribe. In addition, third party payers may not make funding available for drugs not given a positive recommendation by the NICE. There is a risk that a negative determination by the NICE will mean fewer prescriptions. We cannot be certain that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Our present and future business has been and will continue to be subject to various other laws and regulations.

Research and Development Expense

In the years ended December 31, 2006, 2005 and 2004, we incurred research and development expense of $70.1 million, $42.9 million and $28.4 million, respectively.

Employees

As of February 23, 2007, we had 417 employees. We believe that our relations with our employees are good and we have no history of work stoppages.

Item 1A.	Risk Factors.

In evaluating our business, you should carefully consider the risks described below in addition to the other information contained in this report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

We have a history of net losses, and may not maintain profitability in the future.

Except for our fiscal year ended 2005, where we posted net income of $2.3 million, we have incurred annual net losses since our inception. For our most recent fiscal year we incurred a net loss of $91.0 million and, as of December 31, 2006, we had an accumulated deficit of $226.8 million. In addition, as a result of recent product acquisitions, we expect to further increase our expenditures to:

•	commercialize our marketed products;

•	grow our commercial and related support organizations in anticipation of new product approvals;

•	support our development efforts associated with completing clinical trials and seeking regulatory approvals of our products, including regulatory and development expenses associated with our recently-acquired product candidates, amrubicin, MGCD0103 and satraplatin;

•	satisfy our obligations to make milestone payments under the existing license agreements for our product candidates; and

•	acquire additional product candidates or companies.

Accordingly, we do not expect to achieve profitability during our 2007 fiscal year and we are unsure as to when we will again achieve profitability for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

  We depend heavily on our two commercial products, Vidaza and Thalidomide Pharmion, to generate revenues.

Sales of Vidaza and Thalidomide Pharmion account for nearly all of our total product sales. For the fiscal year ended December 31, 2006, Vidaza and Thalidomide Pharmion net sales represented 92% of our total net sales. Neither Vidaza U.S. sales nor Thalidomide Pharmion sales have increased significantly over the past several calendar quarters. Vidaza has faced increased competition from recent launches of two products approved for the U.S. MDS market. Although U.S. Vidaza sales have not declined significantly in the face of these recent product launches, we cannot assure you that Vidaza will gain increased market acceptance from members of the medical community or that the acceptance of Vidaza we have observed thus far will be maintained. The commercial success of Vidaza and future growth in Vidaza sales will depend, among other things, upon:

•	the success of our current survival clinical trial for Vidaza in MDS;

•	our ability to achieve a marketing authorization for Vidaza in Europe and in other countries;

•	continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS;

•	our ability to successfully compete with other approved MDS therapies; and

•	our ability to expand the indications for which we can market Vidaza.

For Thalidomide Pharmion, our sales in 2006 declined slightly from our 2005 sales largely due to the competition we face from sales of thalidomide from generic manufacturers and pharmacy compounding of thalidomide. Currently, we are at a competitive disadvantage to these other thalidomide products, which are sold at a significantly lower price than our Thalidomide Pharmion and without a comprehensive safety program. Therefore, commercial success and future growth of our formulation of thalidomide will depend primarily upon our ability to achieve a marketing authorization for Thalidomide Pharmion in Europe and, upon such approval, our ability to successfully promote Thalidomide Pharmion and achieve the cooperation of regulatory authorities in preventing the sale of other forms of thalidomide.

Any adverse developments with respect to the sale or use of Vidaza and Thalidomide Pharmion could significantly reduce our product revenues and have a material adverse effect on our ability to generate net income and positive net cash flow from operations.

Failure to achieve our sales targets or raise additional funds in the future may require us to delay, reduce the scope of, or eliminate one or more of our planned activities.

Based on our current operating plans, we will need to generate greater sales to achieve and maintain profitability on an annual basis. The product development, including clinical trials, manufacturing development and regulatory approvals of Vidaza, Thalidomide Pharmion, satraplatin, amrubicin and MGCD0103, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Additionally, we plan to increase our investment in our development programs and commercial organization in anticipation of possible additional product approvals. As a result, our balance of cash, cash equivalents and short-term investments will decrease significantly until we are able to increase product sales with additional product approvals or raise additional funds in a debt or equity financing. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.

We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products, delays in anticipated marketing approvals for our products or otherwise, or if we acquire additional products or product candidates, we may need to sell additional equity or debt securities. If we are unable to obtain this additional financing, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.

We may not receive regulatory approvals for our product candidates, or approvals may be delayed.

Our growth prospects depend to a large extent upon our ability to obtain regulatory approval of our near-term product candidates in Europe: Thalidomide Pharmion, satraplatin and Vidaza. The regulatory review and approval process to obtain marketing approval, even for a drug that is approved in other jurisdictions, takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing by regulatory authorities could delay, limit or prevent regulatory approval of a product candidate.

Thalidomide Pharmion.  In January 2007, we announced that we had submitted an MAA to the EMEA seeking a marketing authorization for Thalidomide Pharmion in the E.U. We believe that the clinical data supporting this submission provides compelling evidence of Thalidomide Pharmion’s efficacy in treating multiple myeloma patients. However, thalidomide’s well-known potential for causing severe birth defects and its negative historical reputation may delay or prevent an approval of our MAA, despite its proven efficacy. In addition, thalidomide continues to be widely available and, in most cases, without a comprehensive safety program. Any report of a birth defect attributed to the current use of thalidomide could compel the regulatory authorities to delay approval or elect not to grant us marketing authorization for Thalidomide Pharmion.

Satraplatin.  We have also recently announced our intention to submit an MAA to the EMEA seeking approval for satraplatin based upon the results achieved in the “SPARC” Phase 3 clinical trial evaluating satraplatin in second line hormone refractory prostate cancer (HRPC). The trial met its primary endpoint by demonstrating a statistically significant improvement in progression-free survival, or PFS, in the satraplatin treatment arm. PFS is a composite endpoint that assesses when a patient’s disease has “progressed” based upon a number of clinical criteria relevant to the disease state. Although both the EMEA and the FDA have accepted PFS as a suitable endpoint for some product approvals, in some cases regulatory authorities have indicated that only “overall survival” endpoints will be sufficient for approvals of some cancer therapy candidates. Earlier in 2006, the EMEA had advised us and our partner, GPC Biotech AG, that it would accept the final analysis of PFS as a basis for an MAA submission for satraplatin, but that the submission must also include available overall survival data from the SPARC trial. We do not expect to have final overall survival data from the SPARC trial until the third quarter of 2007 and, therefore, we cannot assure you that the trial data will show that satraplatin produced any survival advantage or that the EMEA will accept the final overall survival data as a basis for marketing approval of satraplatin.

Vidaza.  We expect final data from our on-going clinical study of Vidaza in 354 high-risk MDS patients, with overall survival as the primary endpoint, in the third quarter of 2007. If the results of this study are positive, we intend to submit a new MAA for Vidaza with the EMEA based on data from this study. We cannot assure you that the results of this study will be positive or, even if the data are positive, that the EMEA will accept the results of the study as the basis for a marketing approval.

The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market, and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure regulatory approval to commercialize a product. We will be unable to market Thalidomide Pharmion, Vidaza or satraplatin in Europe if we do not receive marketing authorization from the European Commission. Without such authorization, we will only be able to sell those products, if at all, on a compassionate use or named patient basis in Europe, which will significantly limit our revenues.

We depend on contract research organizations and our results of clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our business prospects.

We rely on third party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, data management, site identification, screening, training and program management. If there is any dispute or disruption in our relationship with our CROs, or if our CROs do not perform as our contracts and applicable regulations require, our clinical trials may be delayed or disrupted. In addition, we are required to demonstrate the safety and efficacy in any of the products that we develop through extensive preclinical and clinical studies. The results form preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Moreover, our commercially available products may require additional studies relating either to approved indications or new indications pending approval. If any of our clinical trials for our products fail to achieve its primary endpoint or if safety issues arise, commercialization of that drug candidate could be delayed or halted. In addition, clinical trials involving our commercial products could raise new safety issues of our existing products, which could in turn reduce our revenues.

We face intense competition, which may result in others commercializing competing products before or more successfully than we do.

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

The primary competition and potential competition for our principal products currently are:

Vidaza.  In the MDS market, Vidaza primarily competes with two products that were recently approved by the FDA: Revlimid®, from Celgene, approved in late 2005 and Dacogen® from MGI Pharma, Inc., approved in May 2006. Revlimid was approved by the FDA as a treatment for certain low risk MDS patients and is currently under review for regulatory approval by the EMEA for both low risk MDS and relapsed or refractory multiple myeloma. We also face competition for Vidaza from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors.

Thalidomide Pharmion.  To date, Thalidomide Pharmion primarily competes with Velcade® from Millennium Pharmaceuticals Inc. and traditional therapies used in the treatment of multiple myeloma, including chemotherapeutic agents, such as melphalan and dexamethasone. In addition, because we have only limited patent protection for Thalidomide Pharmion, other generic versions of thalidomide available throughout Europe and other territories where we sell thalidomide without orphan drug exclusivity. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in sales of our products. Moreover, Revlimid® from Celgene, is under review by regulatory authorities for a possible approval and in relapsed or refractory multiple myeloma. If approved, Revlimid will also compete with Thalidomide Pharmion in the E.U.

Satraplatin.  We intend to seek an approval for satraplatin as a treatment for second line HRPC in 2007. Currently, there are no approved treatments for this indication. However, satraplatin may face competition from other therapies that are approved for first line or untreated HRPC, including Taxotere® from Sanofi Aventis SA or other compounds that are in development for HRPC.

Amrubicin.  We are currently planning to initiate late stage clinical trials and, if those trials are positive, seek approval for amrubicin in the sensitive or relapsed/refractory SCLC indication. Currently, compounds approved products for second-line treatment of SCLC include Hycamtin® (topotecan) from GlaxoSmithKline plc. In addition, there are several products in clinical development in SCLC, including Alimta® (pemetrexed) from Eli Lilly and Company and picoplatin from Poniard Pharmaceuticals, both of which are in a later stage of development than amrubicin.

In addition, there a number of products in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may ultimately compete with our commercial and late-stage products listed above and our earlier-stage products.

Adverse reactions or side effects of the products we sell may occur that could result in additional regulatory controls, product withdrawals, adverse publicity and reduced sales.

Regulatory authorities in our markets subject approved products and manufacturers of approved products to continual regulatory review. Previously unknown problems, such as unacceptable toxicities or side effects, may only be discovered after a product has been approved and used in an increasing number of patients. If this occurs, regulatory authorities may impose labeling restrictions on the product that could affect its commercial viability or could require withdrawal of the product from the market. Accordingly, there is a risk that we will discover such previously unknown problems associated with the use of our products in patients, which could limit sales growth or cause sales to decline. In particular, thalidomide has been shown to produce severe birth defects and other toxicities if not used in accordance with safety instructions. Although we sell Thalidomide Pharmion with a rigorous safety program that is designed to prevent these adverse effects, thalidomide is available without a comprehensive safety program in our territories from other suppliers. If Thalidomide Pharmion or any other form of thalidomide is associated with a birth defect or other severe adverse events in our markets, regulatory authorities could force the withdrawal of thalidomide from the market.

If the third party manufacturers upon whom we rely fail to produce our products in the volumes that we require on a timely basis, or to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the commercialization of, or be unable to meet demand for, our products and may lose potential revenues.

We do not manufacture any of our products and we do not plan to develop any capacity to do so. We have contracted with third-party manufacturers to manufacture each of our products. Moreover, most of our suppliers have subcontracted aspects of the manufacturing process to third party service providers, who are not subject to a direct contractual relationship with us. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with cGMP regulations and guidelines. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third-party manufacturers may not perform as agreed or as required by applicable regulations, or may terminate their agreements with us.

To date, we have relied on sole sources for the manufacture of all of our products, including satraplatin, MGCD0103 and amrubicin. Although we are in the process of qualifying a second-source manufacturer for the fill and finishing processes for Vidaza, we do not have operational alternate manufacturing facilities in place at this time. The number of third-party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we need to change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our products.

Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of our products or product candidates, entail higher costs and result in our being unable to effectively commercialize our products. Furthermore, if our third-party manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we are unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenues. Moreover, failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect product supplies.

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are important to our business.

We license commercialization rights to products and technology that are important to our business, and we expect to enter into similar licenses in the future. For instance, we acquired rights to certain intellectual property and technology for Vidaza, thalidomide, satraplatin, amrubicin and MGCD0103 through exclusive licensing arrangements with third parties. Under these licenses we are subject to commercialization and development, sublicensing, royalty, milestone payments, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results.

Many of our licensing arrangements also require us to work collaboratively with our licensors to jointly develop and commercialize products we have licensed. For example, our agreements with GPC Biotech AG for satraplatin and MethylGene, Inc. for MGCD0103 require joint development of the product candidates, which includes management of a joint development budget and associated personnel. Management of collaborations in the pharmaceutical and biotechnology industry presents numerous challenges and risks. If we are unable to agree with our partners on key decisions concerning product development or marketing, we may be forced to execute a strategy we do not believe is sound or we may be required to initiate litigation or other dispute resolution mechanisms to resolve these differences. These disputes could delay product development or undermine the commercial success of those products, which would have negative consequences for our business.

Our product sales and related financial results may fluctuate, which could affect the price of our common stock.

A number of analysts and investors who follow our stock have developed models to forecast future product sales and expenses. These models are, in turn, based in part on our own estimates of product revenues and expenses that we disclose publicly from time-to-time. Accurate forecasting of operating results is difficult for us as we have only a limited operating history and our products have been commercially available for only a short time. As a result, our operating results may vary significantly from period to period due to many factors, including the amount and timing of sales of our products, underlying demand and wholesaler buying patters for Vidaza, the availability and timely delivery of a sufficient supply of our products, the timing and amount of operating expenses, announcements regarding clinical trial results and product introductions by us or our competitors, the availability and timing of third-party reimbursement and the timing of regulatory submissions and approvals. If our operating results do not match the expectations of securities analysts and investors as a result of these and other factors, the trading price of our common stock will likely decrease.

We are growing rapidly, and if we fail to manage that growth our business could be adversely affected.

We have an aggressive growth plan that will include substantial and increasing investment in research and development, sales and marketing, facilities and general and administrative functions. Our growth plan requires us to manage complexities associated with a larger staff in multiple locations. We will need to generate greater product revenues or raise additional funds to cover a higher level of operating expenses and our ability to do so may depend on many factors we do not control. In addition, we will need to assimilate several new staff members in multiple worldwide locations. If we are unable to manage our ambitious growth plan affectively, our business could suffer.

We may undertake acquisitions in the future and any difficulties from integrating such acquisitions could damage our ability to attain or maintain profitability

We may acquire additional businesses, products or product candidates that complement or augment our existing business. We will be required to integrate any acquired products into our existing operations, including amrubicin and MGCD0103, products that we have only recently acquired. Managing the development of a new product entails numerous financial and operational risks, including difficulties in attracting qualified employees to develop the products. Integrating any newly acquired business or product could be expensive and time-consuming. We may not be able to integrate any acquired business or product successfully or operate any acquired business profitably. Moreover, if we acquire additional businesses or products we will incur significant acquisition costs and operating expenses, which could harm our financial condition and operating results. In order to undertake future acquisitions, we may need to raise additional funds through public or private debt or equity financing, which may result in dilution for stockholders and the incurrence of indebtedness.

Our failure to successfully acquire, in-license, develop and market additional product candidates would impair our ability to grow and could affect the price of our common stock.

Although we have successfully in-licensed or acquired new products in our recent past, the growth of our product pipeline will continue to depend upon licenses or collaborations with research institutes or other pharmaceutical and biotechnology companies. The success of this strategy depends upon our ability to identify, select and acquire the right pharmaceutical product candidates and technologies. Proposing, negotiating and implementing company acquisitions and licenses or collaborations is a lengthy and complex process. Other companies, including those with substantially greater financial, marketing and sales resources, may compete with us for the acquisition of product candidates and approved products. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all.

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

Furthermore, our customer base in the U.S. is highly concentrated. Net sales generated from our largest three wholesale customers in the U.S. totaled approximately 39% of our total consolidated net sales for the year ended December 31, 2006. If any of these customers becomes insolvent or disputes payment of the amount it owes us, it would adversely affect our results of operations and financial condition.

Our effective tax rate has, and likely will continue to, vary significantly from period to period. Increases in our effective tax rate would have a negative effect on our results of operations.

Our effective tax rate has varied significantly since our inception. This is largely due to the fact that we are subject to income taxes in a number of jurisdictions. The tax provision for each country is based on pre-tax earnings or losses in each specific country, and tax losses in one country cannot be used to offset taxable income in other countries. As a result, our consolidated effective tax rate has historically been far in excess of U.S. statutory tax rates. We expect this trend will continue for the foreseeable future

Since our inception, we have had minimal or no provision for U.S. income taxes due to incurring losses in the U.S. or, in the case of 2005 and 2006, utilizing net operating loss carryforwards to offset taxable income in the U.S. As of December 31, 2006, we had $22.3 million in U.S. net operating loss carryforwards and $7.3 million in U.S. tax credit carryforwards. Use of these loss and credit carryforwards is subject to annual limitations in accordance with “change in ownership” provisions of Section 382 of the Internal Revenue Code. If we achieve profitability in the U.S. in the future, the reduction in availability of tax loss and credit carryforwards would result in an increase in U.S. income tax expense and our overall effective tax rate. This in turn would result in a reduction in our net income and net income per share.

If product liability lawsuits are brought against us, we may incur substantial liabilities for which we may not be able to obtain sufficient product liability insurance on commercially reasonable terms.

The clinical testing and commercialization of pharmaceutical products involves significant exposure to product liability claims. If losses from such claims exceed our liability insurance coverage, we may incur substantial liabilities. Whether or not we are ultimately successful in product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business. We may not be able to maintain our clinical trial insurance or product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources to complete development or commercialization of any of our product candidates and our business and results of operations will be harmed.

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

Our commercial success will depend in part on obtaining and maintaining a strong proprietary position for our products both in the U.S., Europe and elsewhere. We currently own or have exclusive rights to issued patents and pending patent applications covering thalidomide from Celgene Corporation, satraplatin from GPC Biotech AG, amrubicin from Dainippon Sumitomo Pharma Co. Ltd. and MGCD0103 from MethylGene Inc. We have limited patent protection for Vidaza, currently consisting of four issued patents covering certain polymorphic forms of Vidaza drug substance and methods of manufacturing drug substance that we either own or co-own with our manufacturing partners. In addition, in May 2004 the FDA awarded orphan drug exclusivity to Vidaza for the treatment of MDS patients, which lasts for seven years from the date granted. Given the limited patent protection for Vidaza, we must still rely in large part on orphan drug exclusivity to protect and enhance our competitive position in the U.S., and we will rely on orphan drug designation and data exclusivity available in the E.U. if Vidaza is approved for marketing in Europe. However, orphan drug exclusivity does not prohibit competitors from developing or marketing different drugs for an indication or from independently developing generic versions of Vidaza for different indications. Similarly, the primary European patents we have licensed for satraplatin expire in 2009 and, therefore, we will be relying on supplementary protection certificates to extend patent protection and on data exclusivity available in the E.U. if we achieve marketing approval for this product. Finally, composition of matter patent protection for amrubicin has expired and patents covering the formulation of amrubicin being developed by us will expire in August 2008. Therefore, we will be relying on combination use and polymorphic form patents and we may also benefit from possible orphan drug exclusivity in the small cell lung cancer indication and data exclusivity to protect amrubicin.

In addition, while we are selling Thalidomide Pharmion on a compassionate use and named patient basis, we do not have orphan drug exclusivity and we must rely on use patents licensed to us by Celgene to prevent competitors from selling thalidomide in our markets until we are granted a marketing authorization. We have initiated litigation in Greece and Denmark seeking to enforce our patent, EP 0688211, against thalidomide suppliers in those countries. In each case, the defendants have sought to challenge the validity of that patent in Europe. On June 14, 2006, an opposition proceeding was brought by IPC-Nordic A/S, the defendant in our Danish patent litigation, against granted European patent EP 1264597, which is a second patent that we have licensed from Celgene in Europe. This granted European patent claims the use of thalidomide as a medicament of the treatment of solid or blood-borne tumors. Celgene has filed a response to the opposition brief that was submitted to the European Patent Office in February 2007. Although we intend to vigorously defend our thalidomide patents, we do not know whether the European Patent Office or the Danish or Greek courts will render a decision adverse to our patents.

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

Since we sell our products in Europe, Australia and many additional countries, our business is subject to risks associated with conducting business internationally. We anticipate that sales from international operations will represent an increasing portion of our total sales if new product approvals currently being sought outside the U.S. are granted. In addition, a number of our suppliers are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:

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

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available to physicians from government health administration authorities, private health insurers and other organizations. Third party payers and governmental health administration authorities increasingly attempt to limit and/or regulate the reimbursement for medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Medicare Act, or changes in private third-party payers’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians. Decreases in third-party reimbursement for our products could reduce physician usage of the product and may have a material adverse effect on our product sales, results of operations and financial condition.

If our promotional activities fail to comply with applicable laws and regulations, we may be subject to warnings or enforcement action that could harm our business.

We are subject to numerous laws, regulations and guidelines that greatly restrict our promotional activities. For example, FDA regulations prohibit companies from actively promoting approved drugs for off-label uses. In addition, we are subject to various U.S. federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third-party payers (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Pharmaceutical companies have been charged with violations of false claims laws through off-label promotion activities that resulted submission of improper reimbursement claims. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If a court were to find us liable for violating these laws, or if the government were to allege against or convict us of violating these laws, there could be a material adverse effect on our business, including on our stock price.

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

Our common stock has been and in the future may be subject to substantial price volatility. During the period January 1, 2006 to December 31, 2006, the closing price of our common stock ranged from a high of $26.46 per share to a low of $15.65 per share.

Some specific factors that could have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of clinical trial results or regulatory approval of new products;

•	changes in our growth rates or our competitors’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our products;

•	public concern as to the safety of our products;

•	changes in health care, drug pricing or reimbursement policies in a country where we sell our products;

•	our inability to raise additional capital;

•	our ability to grow through successful product acquisitions and in-licensing agreements;

•	conditions of the pharmaceutical industry or in the financial markets or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the pharmaceutical industry generally.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 29,000 square feet of space in our headquarters in Boulder, Colorado under a lease that expires in 2008. We also lease approximately 26,000 square feet of office space in Windsor in the United Kingdom. That lease expires in 2010 and has a renewal option for an additional five years. We house administrative, development, medical affairs and regulatory personnel in a 22,000 square foot facility in Overland Park, Kansas that is subject to a lease that terminates in 2010. We are completing a build-out of approximately 16,500 square feet of office and laboratory space in San Francisco, California that we expect to occupy later in 2007, pursuant to a lease that expires in 2012.

We also lease clinical development, sales and marketing, and support offices in other parts of the U.S. and abroad. We currently have no manufacturing facilities. We believe that our current facilities are adequate for our needs for the foreseeable future and that, should it be needed, suitable additional space will be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

On March 30, 2005 we filed suit against Casso Pharmaceuticals for infringement of European Patent EP 0688211, in connection with Casso’s sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in Greece. Similarly, on April 11, 2005 we filed suit under the same patent against IPC-Nordic in Denmark for selling the same thalidomide product for the same disorders. We are the exclusive sub-licensee under EP 0 688 211 throughout Europe, pursuant to an agreement with Celgene Corporation. Celgene is the worldwide exclusive licensee under this patent pursuant to an agreement with the patentee, Children’s Medical Center Corporation. We are seeking injunctive relief that prevents the defendants from making any further sales of thalidomide for the treatment of angiogenesis-mediated disorders, including multiple myeloma, in Greece and Denmark respectively, and damages against the defendants. In reply briefs filed with the courts in these cases, each of the defendants has argued that the EP 0688211 patent is invalid and unenforceable by us. To date, there have been no official actions on the merits of the various proceedings.

In December 2006, our partner GPC Biotech AG (GPC Biotech) announced that Spectrum Pharmaceuticals, Inc. (Spectrum) had filed a Demand for Arbitration seeking to resolve a pending dispute under a co-development and license agreement for satraplatin between GPC Biotech and Spectrum. In the arbitration proceedings, Spectrum alleges that GPC Biotech has breached certain of its obligations under the co-development and license agreement and seeks monetary relief and a ruling that GPC Biotech’s breach provides a basis for termination of that agreement. Under our agreements with GPC Biotech we hold development and commercialization rights to satraplatin in Europe and certain other international markets outside North America. We are not a party to the arbitration proceedings between GPC Biotech and Spectrum. In addition, both the co-development and license agreement between GPC Biotech and Spectrum and the subsequent co-development and license agreement for satraplatin between us and GPC Biotech contain explicit provisions that ensure the survival of our rights to satraplatin, even if the GPC Biotech-Spectrum agreement should terminate for any reason.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Our common stock is traded on The Nasdaq Stock Market under the symbol “PHRM.” Trading of our common stock commenced on November 6, 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by The Nasdaq Stock Market:

	High	Low

Year Ended December 31, 2005
First Quarter	$44.55	$28.75
Second Quarter	$29.35	$18.68
Third Quarter	$30.12	$21.05
Fourth Quarter	$22.45	$16.49
Year Ended December 31, 2006
First Quarter	$18.31	$15.65
Second Quarter	$20.32	$15.76
Third Quarter	$21.61	$15.99
Fourth Quarter	$26.46	$21.27

On March 9, 2007, the last reported sale price of our common stock on The Nasdaq Stock Market was $26.86 per share.

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock. As of the close of business on March 9, 2007, we had approximately 62 holders of record of our common stock. There are no shares of our preferred stock issued and outstanding.

Dividends

We have never paid cash dividends on our preferred or common equity and do not intend to pay such dividends on our common equity in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2006

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding Options	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)(2)(3)	3,517,437	$19.26	2,936,285
Equity compensation plans not approved by security holders	—	—	—

Total	3,517,437	$19.26	2,936,285

(1)	As of December 31, 2006, 5,758,000 shares were reserved for issuance under our 2000 Stock Incentive Plan (the “2000 Plan”). This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2000 Plan will be increased by 500,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

(2)	As of December 31, 2006, 625,000 shares were reserved for issuance under our 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”). This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2001 Plan will be increased by 50,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

(3)	On June 8, 2006, the stockholders of Pharmion Corporation approved the Company’s 2006 Employee Stock Purchase Plan (the “ESPP”). 1,000,000 shares of common stock were reserved for issuance under the ESPP.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Performance Graphs

The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on November 6, 2003, the date our shares began trading, and ending on December 31, 2006 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of the Nasdaq Stock Market and the Nasdaq Biotech Index during such period. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

Comparison of 3 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

		November 6,	December 31,	December 31,	December 31,	December 31,
		2003	2003	2004	2005	2006
Pharmion Corporation	Cumulative dollars	100.00	108.93	301.53	126.95	183.90
NASDAQ Composite	Cumulative dollars	100.00	103.77	113.28	115.67	128.49
NASDAQ Biotech	Cumulative dollars	100.00	101.24	107.43	110.47	114.93

Item 6.	Selected Financial Data.

In the table below, we provide you with our selected consolidated financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this annual report. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The pro forma net loss attributable to common stockholders per common share and shares used in computing pro forma net loss attributable to common stockholders per common shares reflect the conversion of all outstanding shares of our redeemable convertible preferred stock as of January 1, 2001 or the date of issuance, if later. The net loss per share data and pro forma net loss per share data do not include the effect of any options or warrants outstanding as they would be anti-dilutive. For further discussion of earnings per share, please see note 2 to our consolidated financial statements.

	Years Ended December 31,
	2006	2005	2004	2003(1)(2)	2002
	(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Net sales	$238,646	$221,244	$130,171	$25,539	$4,735
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization	65,157	59,800	43,635	11,462	1,575
Research and development	70,145	42,944	28,392	24,616	15,049
Acquired in process research	78,763	21,243	—	—	—
Selling, general and administrative	104,943	83,323	66,848	36,109	23,437
Product rights amortization	9,802	9,345	3,395	1,972	375

Total operating expenses	328,810	216,655	142,270	74,159	40,436

Income (loss) from operations	(90,164)	4,589	(12,099)	(48,620)	(35,701)
Other income (expense) net	6,926	6,474	2,415	(154)	1,109

Income (loss) before taxes	(83,238)	11,063	(9,684)	(48,774)	(34,592)
Income tax expense	7,774	8,794	7,853	1,285	105

Net income (loss)	(91,012)	2,269	(17,537)	(50,059)	(34,697)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	(10,091)	(8,576)

Net income (loss) attributable to common stockholders	$(91,012)	$2,269	$(17,537)	$(60,150)	$(43,273)

Net income (loss) attributable to common stockholders per common share:
Basic	$(2.84)	$0.07	$(0.63)	$(14.70)	$(57.58)
Diluted	$(2.84)	$0.07	$(0.63)	$(14.70)	$(57.58)
Shares used in computing net income (loss) attributable to common stockholders per common share:
Basic	32,015,962	31,836,783	27,933,202	4,093,067	751,525
Diluted	32,015,962	32,875,516	27,933,202	4,093,067	751,525
Pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock, basic and diluted (unaudited)	N/A	N/A	N/A	$(2.66)	$(2.47)
Shares used in computing pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock basic and diluted	N/A	N/A	N/A	18,791,015	14,072,707

	As of December 31,
	2006	2005	2004	2003(1)(2)	2002
	(In thousands)

Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments	$136,213	$243,406	$245,543	$88,542	$62,604
Working capital	152,997	226,621	233,366	86,539	60,891
Total assets	326,732	432,630	411,230	145,473	80,847
Convertible notes	—	—	—	13,374	—
Other long-term liabilities	3,679	3,737	3,824	8,144	190
Redeemable convertible preferred stock	—	—	—	—	135,987
Accumulated deficit	(226,839)	(135,827)	(138,096)	(120,559)	(62,950)
Total stockholders’ equity (deficit)	273,082	346,624	351,953	104,914	(62,216)

(1)	We acquired Laphal Developpement S.A. on March 25, 2003 and its operations are included in our results since that date.

(2)	In November 2003 we completed our initial public offering, which resulted in $76.2 million of net proceeds through the issuance of 6,000,000 shares of common stock. Concurrent with effective date of the initial public offering, all outstanding shares of our redeemable convertible preferred stock were converted into 17,030,956 shares of our common stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the related notes that appear elsewhere in this document.

Overview

We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in numerous additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to seven products, including four that are currently marketed or sold on a compassionate use or named patient basis, and three other products that are in varying stages of development.

In May 2004, Vidaza was approved for marketing in the U.S. and we commenced sales of the product in July 2004. Pending positive data from an ongoing Phase 3 study expected to be available in the second half of 2007, we plan to file for marketing approval in the E.U. by the end of 2007. Until Vidaza is approved, we intend to sell Vidaza on a compassionate use and named patient basis throughout the major markets in the E.U. In addition to marketing and developing Vidaza, the parenteral formulation of azacitidine, for subcutaneous and IV administration, we are also developing an oral formulation of azacitidine. In January 2007, the FDA accepted our investigational new drug application for oral azacitidine and we have commenced Phase 1 clinical studies for this compound. Bioavailability data from these studies is expected in the second half of 2007.

Thalidomide (including Thalidomide Pharmion and the Laphal thalidomide formulation) is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization in those markets. In February 2007, the European Medicines Agency (EMEA) accepted for review our Marketing Authorization Application (MAA) for Thalidomide Pharmion for the treatment of untreated multiple myeloma. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets.

In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, the only oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Initial data from the Phase 3 study examining satraplatin as a treatment for hormone refractory prostate cancer was presented in February 2007, and we intend to submit an MAA to the EMEA based on this data in the second quarter of 2007.

In January 2006, we entered into a license and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s histone deacetylase (HDAC) inhibitors in North America, Europe, the Middle East and certain other international markets, including MGCD0103, MethylGene’s lead HDAC inhibitor, which is currently in several Phase 1 and Phase 2 clinical trials in both solid tumors and hematological disorders.

In November, 2006, we acquired 100% of the outstanding common stock of Cabrellis Pharmaceuticals Corporation and gained the rights to amrubicin, a third-generation synthetic anthracycline currently in advanced Phase 2 development for small cell lung cancer (SCLC) in North America and the E.U. We intend to initiate a Phase 3 registrational study in relapsed/refractory SCLC in the second half of 2007.

With our combination of regulatory, development and commercial capabilities, we intend to continue to build a portfolio of approved products and product candidates targeting the hematology and oncology markets. We had total sales of $238.6 million, $221.2 million and $130.2 million in 2006, 2005 and 2004, respectively.

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

For the years ended December 31, 2006 and 2005, $0.6 million and $0.1 million of product was returned to us, representing approximately 0.24% and 0.04% of net sales revenue, respectively. The allowance for returns was $1.0 million and $0.6 million for December 31, 2006 and 2005, respectively. Due to the small amount of returned product during 2006 and 2005, fluctuations between our estimates and actual product returned were minimal. However, a 10% change in the provision for product returns for the years ended December 31, 2006 and 2005 would have had an approximate $0.1 million effect on our reported net sales for both years.

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

At December 31, 2006 and 2005, our allowance for chargebacks and rebates was $4.0 million and $2.6 million, respectively. During 2006 and 2005, our estimates, compared with actual chargebacks and rebates processed, fluctuated by approximately 3%. A 3% change in the provision for chargebacks and rebates for the years ended December 31, 2006 and 2005 would have had an approximate $0.5 million and $0.4 million effect on our reported net sales for those years, respectively.

• Prompt pay discounts.  As incentive to expedite cash flow, we offer some customers a prompt pay discount whereby if they pay their accounts within 30 days of product shipment, they may take a 2% discount. As a result, we must estimate the likelihood that our customers will take the discount at the time of product shipment. In estimating our allowance for prompt pay discounts, we rely on past history of our customers’ payment patterns to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, we increase our allowance accordingly.

At December 31, 2006 and 2005, our allowance for prompt pay discounts was $0.4 million and $0.5 million, respectively. During 2006 and 2005, our estimates, compared with actual discounts processed, fluctuated by approximately 2%. A 2% change in our provision for prompt pay discounts for the years ended December 31, 2006 and 2005 would have had an approximate $0.1 million effect on our reported net sales for those years.

We have adjusted our allowances for product returns, chargebacks and rebates and prompt pay discounts in the past based on our actual experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor our allowances and make adjustments when we believe our actual experience may differ from our estimates.

The following table provides a summary of activity with respect to our allowances for the years ended December 31, 2006 and 2005 (amounts in thousands):

	Product	Chargebacks	Prompt Pay
	Returns	and Rebates	Discounts

Balance at December 31, 2004	$595	$2,677	$315
Provision	94	14,182	3,097
Actual credits or payments issued	(77)	(14,273)	(2,957)

Balance at December 31, 2005	612	2,586	455
Provision	927	16,531	2,623
Actual credits or payments issued	(584)	(15,141)	(2,691)

Balance at December 31, 2006	$955	$3,976	$387

Inventories

Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We periodically review inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. We estimate reserves for excess and obsolete inventories based on inventory levels on hand, future purchase commitments, product expiration dates and current and forecasted product demand. If an estimate of future product demand suggests that inventory levels are excessive, then inventories are reduced to their estimated net realizable value. For the years ended December 31, 2006, 2005 and 2004, we recorded a provision to reduce the estimated net realizable value of obsolete and short-dated inventory by $0.4 million, $0.6 million, and $1.4 million, respectively.

Long-Lived Assets

Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value. The process of calculating the expected future cash flows involves estimating future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net book value of our product rights and property and equipment was $102.7 million and $110.7 million at December 31, 2006 and 2005, respectively.

Goodwill

In association with a business acquisition in 2003 and related milestone payments that were made in 2004 and 2005, goodwill was created. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. SFAS No. 142 requires us to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, we will record the impairment charge in the statement of operations in the period it is discovered. The process of reviewing for impairment of goodwill is similar to that of long-lived assets in that expected future cash flows are calculated using estimated future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net book value of our goodwill was $14.4 million and $12.9 million at December 31, 2006 and 2005, respectively.

Acquired In-Process Research

The Company has acquired and expects to continue to acquire the rights to develop and commercialize new drug opportunities. The upfront payment to acquire a new drug candidate, as well as future milestone payments, will be immediately expensed as acquired in-process research provided that the new drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Accounting for Stock-Based Compensation

In December 2004, the financial Accounting Standards Board issued SFAS No. 123R ,“Share-Based Payment”, that requires companies to recognize compensation expense equal to the fair value of stock options or other share-based payments. The Company adopted this standard during the fiscal year ended December 31, 2006 using the modified prospective method.

The Company utilizes the Black-Scholes valuation model to estimate the fair value of stock options. This valuation model requires the input of subjective assumptions, which include risk free interest rate, stock price volatility, option term to exercise and dividend yield. The assumptions are determined on a periodic basis and can vary over time. Our risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected option life was estimated using data from peer companies in the life science industry with similar equity plans, and stock price volatility was based on historic price volatility measured over a three year period.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”

FIN 48 was issued in July 2006 to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company beginning on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We do not expect that the adoption of FIN 48 will have a material effect on our consolidated financial position or results of operations.

Staff Accounting Bulletin (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for the Company as of December 31, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2006, 2005 and 2004

Net Sales.  Net sales for the years ended December 31, 2006, 2005 and 2004 were as follows.

	2006	2005	2004
	(In thousands)

Net sales — U.S.	$140,955	$130,886	$55,642
Net sales — Europe and other countries	$97,691	$90,358	$74,529

Total net sales	$238,646	$221,244	$130,171
Increase from prior year	$17,402	$91,073	$104,632
% Change from prior year	7.9%	70.0%	409.7%

The increase in net sales for the year ended December 31, 2006 as compared to 2005 is the result of the growth of Vidaza net sales, which increased to $142.2 million in 2006 as compared to $125.6 million in 2005. The increase in Vidaza net sales is due to increased compassionate use and named patient sales in Europe and other international markets. We began selling Vidaza in these markets in late 2005, and the impact of having a full year of sales in 2006 increased sales from $1.9 million in 2005 to $11.6 million in 2006. Thalidomide net sales decreased to $77.5 million for 2006 as compared to $79.4 million for 2005. Thalidomide is sold primarily on a compassionate use and named patient basis in Europe and other international markets. The decrease in Thalidomide sales was offset by increase sales of Innohep, which increased to $10.3 million in 2006 from $7.1 million in 2005.

The increase in net sales for the year ended December 31, 2005 as compared to 2004 is the result of having a whole year of Vidaza sales in 2005 versus one half of a year in 2004 due to the commercial launch of Vidaza in the U.S. on July 1, 2004. Net sales of Vidaza were $125.6 million in 2005 as compared with $47.1 million in 2004. Additionally, Europe and other international markets experienced continued growth in compassionate use and named patient sales of thalidomide resulting in 2005 net sales of $79.4 million versus $65.3 million in 2004. The factors impacting Thalidomide sales vary from country to country, however, the largest impact on the increased sales was the result of expansion into new markets and increase in demand. These growth drivers were partially offset by the strengthening of the U.S. dollar against the euro and British pound sterling during 2005 as well as by a decline in sales in one country due to the implementation of new regulations that limit the reimbursement of drugs sold without marketing authorization, such as thalidomide.

Reductions from gross to net sales, which include provisions for product returns, chargebacks, rebates and prompt pay discounts totaled $20.1 million, $17.4 million and $10.1 million for the years ended, December 31, 2006, 2005 and 2004, respectively. The $2.7 million increase in 2006 over 2005 and the $7.3 million increase in 2005 over 2004 is attributed primarily to the growth of Vidaza sales over the past 3 years. Although the dollar amount of reductions to gross revenues increased in 2006, 2005 and 2004, the reduction as a percentage of gross sales remained essentially stable at 7.8% in 2006, 7.3% in 2005 and 7.2% in 2004.

Cost of sales.  Cost of sales includes the cost of product sold, royalties due on the sales of our products and the distribution and logistics costs related to selling our products. However, product rights amortization is excluded from cost of sales and included with operating expenses. Cost of sales for the years ended December 31, 2006, 2005 and 2004 were as follows.

	2006	2005	2004
	(In thousands)

Cost of sales	$65,157	$59,800	$43,635
Increase from prior year	$5,357	$16,165	$32,173
% Change from prior year	9.0%	37.0%	280.7%
As a % of net sales	27.3%	27.0%	33.5%

Cost of sales increased in 2006 as compared with 2005 due to the increase in net sales for 2006. Cost of sales as a percentage of net sales for 2006 and 2005 remained constant at 27%.

Cost of sales increased in 2005 as compared with 2004 due to the increase in net sales for 2005. However, cost of sales as a percentage of net sales decreased from 33.5% in 2004 to 27.0% in 2005 due to two factors. First, we had a full year of Vidaza sales in 2005 compared to half of a year in 2004. Vidaza is one of our higher gross margin products with cost of sales as a percent of net sales of approximately 26%. Second, the renegotiation of our Thalidomide license and product supply agreements in December 2004 reduced the overall royalty and product supply costs for Thalidomide. This reduced the cost of net sales for Thalidomide as a percent of net sales from 34% in 2004 to 25% in 2005.

Research and development expenses.  Research and development expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for all products in development as well as products we currently sell. Research and development expenses for the years ended December 31, 2006, 2005 and 2004 were as follows.

	2006	2005	2004
	(In thousands)

Research and development expenses	$70,145	$42,944	$28,392
Increase from prior year	$27,201	$14,552	$3,776
% Change from prior year	63.3%	51.3%	15.3%

The increase in research and development expenses for the year ended December 31, 2006 over 2005 is due primarily to development expenses associated with satraplatin and the MethylGene HDAC program, which were licensed in December 2005 and January 2006, respectively. Research and development expenses for these products totaled approximately $17.3 million for 2006. Development expenses for Thalidomide and Vidaza also increased by approximately $3.8 million in 2006, as we increased development work on the oral formulation of azacitidine, expanded investigator-initiated development programs for Vidaza and increased our investment in Thalidomide Phase 3 clinical studies for first and second-line multiple myeloma. Finally, personnel related expenses increased by approximately $6.0 million in 2006, as we increased our resources to support the additional compounds we licensed and the increased activities with our existing products.

The increase in research and development expenses for the year ended December 31, 2005 over 2004 is due primarily to $6.1 million of increased spending on clinical study costs related to ongoing survival and alternative dosing studies for Vidaza, $4.0 million on further development studies for thalidomide and $0.5 million for other products. Additionally, employee related costs, including compensation, travel, recruiting and relocation expenses, increased by $1.9 million due to increased staffing levels to support regulatory, clinical development and medical and safety monitoring activities for Vidaza and thalidomide. The remaining increase of $2.1 million is due to costs related to the development of an oral formulation of Vidaza and the establishment of an alternate supplier for Vidaza in Europe.

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development is not reasonably estimable. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. We believe that our research and development expenses will increase significantly in 2007, largely due to the acquisition of amrubicin rights through the November 2006 acquisition of Cabrellis Pharmaceuticals Corporation. In addition, we expect to increase our research and development activities for the HDAC program, as we commence additional Phase 2 clinical studies, as well as for Thalidomide, as we complete ongoing Phase 3 studies in multiple myeloma.

Acquired in-process research.  We incurred charges for acquired in-process research in 2006 and 2005 in connection with the licensing or acquisition of certain product rights. In December 2005, we entered into a co-development and licensing agreement with GPC Biotech AG whereby we acquired commercialization rights to a drug development candidate called satraplatin in Europe, the Middle East, Turkey, Australia and New Zealand. Satraplatin is in Phase 3 development for the treatment of hormone refractory prostate cancer. Under terms of the license agreement, we made an upfront payment to GPC Biotech of $37.1 million in early January 2006, which included $21.2 million for reimbursement for past satraplatin development costs incurred by GPC Biotech. This portion of the upfront payment was immediately expensed as acquired in-process research as satraplatin had not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. The remainder of the upfront payment was recorded as prepaid development costs and is being expensed as reimbursable research and development costs we incurred by GPC Biotech.

In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made upfront payments to MethylGene totaling $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MGCD0103 had not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. In September 2006, the Company made a development milestone payment of $4.0 million to MethylGene Inc. for the initiation of Phase 2 clinical trials for MGCD0103. The $4.0 million payment was immediately expensed as acquired in-process research as MGCD0103 had not yet achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use.

In November 2006, we acquired Cabrellis Pharmaceuticals Corporation and gained the rights to amrubicin, a third-generation synthetic anthracycline currently in advanced Phase 2 development for small cell lung cancer in North America and the E.U. Under the terms of the acquisition agreement, we acquired 100% of the outstanding common stock of Cabrellis Pharmaceuticals Corporation for an initial cash payment of $59.0 million ($54.3 million after deducting $4.7 million in net cash held by Cabrellis). Substantially all of the net purchase price was attributed to amrubicin, as no other material net tangible or intangible assets were acquired. The net payment of $54.3 million was immediately expensed as acquired in-process research as amrubicin has not yet achieved regulatory approval for marketing in North America and E.U. and, absent obtaining such approval, has no alternative future use.

Selling, general and administrative expenses.  Selling expenses include salaries and benefits for sales and marketing personnel, advertising and promotional programs, professional education programs and facility costs for our sales offices located throughout Europe, and in Thailand and Australia. General and administrative expenses include personnel related costs for corporate staff, outside legal, tax and auditing services, corporate facilities and insurance costs. Selling, general and administrative expenses for the years ended December 31, 2006, 2005 and 2004 were as follows.

	2006	2005	2004
	(In thousands)

Selling, general and administrative expenses	$104,943	$83,323	$66,848
Increase from prior year	$21,620	$16,475	$30,740
% Change from prior year	25.9%	24.6%	85.1%

Selling, general and administrative expenses have continued to increase significantly over the three year period ended December 31, 2006 due to the establishment and expansion of our commercial organizations in the U.S., Europe, and Australia to support the selling of our products in those markets. Our general and administrative functions also expanded over this period to support the growth of our business.

Sales and marketing expenses totaled $76.0 million for 2006, an increase of $16.9 million over 2005. U.S. field sales and sales management expenses increased by $4.0 million over 2005 as we expanded headcount and related field-based sales activities to respond to a more competitive market for our primary U.S. product, Vidaza. In addition, for these reasons we also increased our investment in marketing and medical education programs for Vidaza in the U.S. by $3.6 million. Sales and marketing costs for Europe and our other international markets increased by $8.2 million over 2005. This growth was due primarily to increased market research and medical education activities for Thalidomide Pharmion, Vidaza, and satraplatin as we prepare for the potential approval and launch of those products in 2008 and 2009.

Sales and marketing expenses totaled $59.1 million for 2005, an increase of $12.3 million over 2004. This increase was primarily the result of continued expansion related to our commercial operations and the associated sales and marketing activities due to having one full year of Vidaza sales in the U.S. for 2005, compared with only

6 months in 2004, and for continued growth of Thalidomide sales in our international markets. Field sales and sales management expenses in the U.S. increased by $3.2 million in 2005 due to having an expanded sales force for the entire year of 2005. European and international field sales and sales management expenses increased by $4.4 million in 2005 due to increased selling activities to support the increased sales growth of Thalidomide. Most of the international markets were similar to the U.S. in that expansion of staff and related expenses occurred during 2004, creating a partial years worth of expenses compared to a full year of those ongoing expenses in 2005. Marketing expenses increased by $4.7 million in 2005, due almost entirely to the U.S. having a full year of marketing activities for Vidaza sales versus half a year in 2004.

General and administrative expenses totaled $29.0 million for the year ended December 31, 2006, an increase of $4.8 million over 2005. Severance and wind down costs associated with the Cabrellis Pharmaceuticals Corporation acquisition increased general and administrative costs by $1.3 million. In addition, the adoption of SFAS No. 123R resulted in an increase to general and administrative stock compensation expenses of $1.6 million. The remaining increase in general and administrative expenses is due to an increase in general corporate activities to support the growth or our commercial and research and development activities.

General and administrative expenses totaled $24.2 million for the year ended December 31, 2005, an increase of $4.2 million over 2004. The continued expansion of our corporate infrastructure to support the commercial growth of our company caused $2.4 million of the increase in expenses. Of the $2.4 million increase, $0.7 million was for human resources costs related to various professional fees and recruitment and relocation fees, $0.5 million was for increased legal staffing and costs associated with numerous business development projects, $0.4 million increase in stock registration and related fees, $0.3 million increase in directors and officers liability insurance premiums and a $0.5 million increase in facility costs due to a newly relocated and expanded international office. Additionally, the remaining $1.8 million of the $4.2 million increase relates to costs associated with the relocation of our international headquarters.

Product rights amortization.  Product rights amortization expense for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)

Product rights amortization	$9,802	$9,345	$3,395
Increase from prior year	$457	$5,950	$1,423
% Change from prior year	4.9%	175.2%	72.2%

The increase of $5.9 million in amortization expense in 2005 as compared to 2004 is primarily due to the restructuring of our Thalidomide Pharmion license and supply agreements with Celgene in the fourth quarter of 2004, which increased the Thalidomide product rights asset balance by $80 million and the corresponding amortization expense by approximately $6 million per year.

Interest and other income (expense), net.  Interest and other income (expense), net, for the years ended December 31, 2006, 2005 and 2004 was as follows.

	2006	2005	2004
	(In thousands)

Interest and other income, net	$6,926	$6,474	$2,415
Increase from prior year	$452	$4,059	$2,569
% Change from prior year	7.0%	168.1%	1,668.2%

The $0.5 million increase in interest and other income, net for the year ended December 31, 2006 as compared to 2005 is due to the growth of interest income as a result of improved investment returns. Although we experienced a decrease in cash, cash equivalents, and short-term investments as a result of the upfront licensing and milestone payments made to GPC Biotech and MethylGene and for the acquisition of Cabrellis Pharmaceuticals Corporation, this was offset by the improved investment returns due to higher interest rates for investments in 2006. However, we expect interest income to decline in 2007 due to the lower balance of cash and short-term investments.

The $4.1 million increase in interest and other income (expense), net in 2005 as compared to 2004 is due to the growth of interest income as a result of higher balances of cash, cash equivalents and short-term investments as well as improved investment returns resulting from higher interest rates. The higher cash, cash equivalents, and short-term investments balances were maintained for all of 2005 as compared with 2004 where the increased balance did not occur until a secondary equity offering was completed in July 2004.

Income tax expense.  Income tax expense for the years ended December 31, 2006, 2005 and 2004 was as follows.

	2006	2005	2004
	(In thousands)

Income tax expense	$7,774	$8,794	$7,853
Increase (decrease) from prior year	$(1,020)	$941	$6,568
% Change from prior year	(11.6)%	12.0%	511.1%

The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable in each of our taxing jurisdictions.

Income tax expense totaled $7.8 million for the year ended December 31, 2006, a decrease of $1.0 million from 2005. This decrease is due primarily to a decrease to taxable income in the U.S. and France as a result of increased operating expenses. Although U.S. taxable income was largely offset by net operating loss carryforwards in both 2005 an 2006, we still incur alternative minimum tax expense on net taxable income before consideration of tax loss carryforwards.

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

Liquidity and Capital Resources

As of December 31, 2006, we had an accumulated deficit of $226.8 million. Although we achieved profitability during 2005, our recent business development transactions significantly increased our operating expenses, resulting in a $91.0 million loss in 2006. We also expect to incur significant net losses for 2007. To date, our operations have been funded primarily with proceeds from the sale of preferred and common stock and net sales of our products. Net proceeds from our preferred stock sales totaled $125.0 million and our public offerings of common stock completed in November 2003 and July 2004 resulted in combined net proceeds of $314.1 million. We began generating revenue from product sales in July 2002.

Cash, cash equivalents and short-term investments decreased from $243.4 million at December 31, 2005 to $136.2 million at December 31, 2006. This $107.2 million decrease is primarily due to payments totaling $120.4 million in connection with acquisition or licensing of product rights and related prepayments on product development. For 2007, we expect our net use of cash from operating, investing and financing activities will total approximately $60 million.

We expect that our cash on hand at December 31, 2006, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.

Contractual Obligations

Our contractual obligations as of December 31, 2006 are as follows:

Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Research and Development	$24,867	$6,367	$7,400	$7,400	$3,700	$—	$—
Operating leases	23,755	4,442	3,886	3,634	2,974	2,694	6,125
Inventory purchase commitments	8,000	8,000	—	—	—	—	—
Product royalty payments	1,200	1,200	—	—	—	—	—
Product acquisition payments	1,000	1,000	—	—	—	—	—
Long-term debt obligations	34	34	—	—	—	—	—

Total — fixed contractual obligations	$58,856	$21,043	$11,286	$11,034	$6,674	$2,694	$6,125

Research and Development.  In December 2005, we entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to that agreement, we made an upfront payment of $37.1 million to GPC Biotech in early January 2006. Of that amount, $21.2 million was allocated to acquired in-process research and charged to expenses in 2005. The remaining amount of $15.9 million represents a prepayment of future clinical development costs. The licensing agreement also stipulates we provide an additional $22.2 million for similar future development costs. This amount is reflected in the schedule above in equal annual amounts for 2007-2010.

We previously entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we paid Celgene $4.7 million in 2005, $2.7 million in 2006 and will pay $2.7 million in 2007.

Operating leases.  Our commitment for operating leases relates primarily to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2015.

Inventory purchase commitments.  The contractual summary above includes contractual obligations related to our product supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.

Product royalty payments.  Pursuant to our Thalidomide Pharmion product license agreement with Celgene, we are required to make additional quarterly payments to the extent that the royalty and license payments due under this agreement do not total at least $300,000 per quarter. These minimum royalty and license payment obligations expire on the date we obtain regulatory approval to market Thalidomide Pharmion in the E.U. The amounts reflected in the summary above represent the minimum amounts due under this agreement.

Product acquisition payments.  We have future payment obligations associated with the June 2005 addition to thalidomide product rights. We paid $5.0 million in June 2005 and $1.0 million in June 2006 for this acquisition and one additional payment of $1.0 million is due in June 2007.

Contingent product acquisition payments.  The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the terms of the agreement with GPC Biotech, we will pay them up to an additional $30.5 million based on the achievement of certain regulatory filing and approval milestones, up to an additional $75 million for up to five subsequent E.U. approvals for additional indications and we will pay them sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in our territories. Similarly, under the agreement with MethylGene, our milestone payments for MGCD0103 could reach $141 million, based on the achievement of significant development, regulatory and sales goals. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. Under the terms of the Cabrellis Pharmaceuticals Corporation acquisition agreement, we will pay $12.5 million for each approval of amrubicin by regulatory authorities in the U.S. and the E.U. Additionally, upon amrubicin’s approval for a second indication in the U.S. or E.U., we will pay an additional payment of $10 million for each market. Under the terms of our license agreement for amrubicin, we are also required to make milestone payments of up to $8 million to Dainippon Sumitomo Pharma Co. Ltd. upon the receipt of regulatory approval of amrubicin in the U.S. and E.U. and up to $17.5 million upon achieving certain annual sales levels in the U.S. Finally, under the agreements with Schering AG, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, foreign exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates on our cash, cash equivalents and available for sale marketable securities and foreign exchange rates.

We currently invest our excess cash balances in short-term investment grade securities including money market accounts that are subject to interest rate risk. At December 31, 2006, we held $136.2 million in cash, cash equivalents and short-term investments available for sale that are invested in accounts or fixed income securities with current interest rates ranging from approximately 2% to 5%. The amount of interest income we earn on these funds will fluctuate with a change in interest rates. If interest rates increase or decrease 1% annually, our interest income could potentially increase or decrease by $1.3 million, based on our fiscal year-end balance in cash, cash equivalents and short-term investments. However, due to the nature of short-term investment grade securities and money market accounts, an immediate change in interest rates would not have a material impact on our financial position.

We are exposed to movements in foreign exchange rates against the U.S. dollar for inter-company trading transactions and the translation of net assets and earnings of non-U.S. subsidiaries. Our primary operating currencies are the U.S. dollar, British pound sterling, the euro, and Swiss franc. We have not undertaken any foreign currency hedges through the use of forward foreign exchange contracts or options. Foreign currency exposures have been managed solely through managing the currency denomination of our cash balances.

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in this Item 9A immediately below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Pharmion Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pharmion Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pharmion Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pharmion Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pharmion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pharmion Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Pharmion Corporation and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
March 14, 2007

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant and Corporate Governance.

The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended December 31, 2006 (the “Proxy Statement”). The information required by this Item concerning our executive officers is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Executive Officers, Directors and Key Employees.” The information required by this Item concerning our standing audit committee is incorporated by reference from the information set forth in the section of the Proxy Statement entitled “Committees of the Board of Directors and Meetings.”

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Pharmion Corporation appearing on page F-1 of this report.

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2006, 2005 and 2004, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company. All other schedules are omitted because they are not applicable.

Page
Number

Schedule II — Valuation and Qualifying Accounts	S-1

(3) Exhibits

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
4	.1(1)	Specimen Stock Certificate.
4	.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4	.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4	.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4	.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4	.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4	.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4	.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4	.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10	.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.

Exhibit
Number		Description of Document

10	.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10	.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10	.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.
10	.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10	.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10	.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10	.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10	.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10	.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10	.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10	.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10	.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10	.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10	.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10	.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10	.17(3)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.
10	.18(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger.
10	.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10	.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10	.21(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.
10	.22(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.
10	.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10	.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10	.25(2)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.
10	.26(4)	Amendment No. 2, dated as of December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, by and between Pharmion GmbH and Celgene U.K. Manufacturing II Limited (formerly Penn T Limited).

Exhibit
Number		Description of Document

10	.27(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.
10	.28(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.
10	.29(4)	Lease, dated as of December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.
10	.31(5)	Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.
10	.32(6)	Manufacturing and Service Contract, dated as of December 20, 2005, by and between the Registrant and Ben Venue Laboratories, Inc.
10	.33(6)	Co-Development and License Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.
10	.34(6)	Supply Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.
10.35		Pharmion Corporation 2000 Stock Incentive Plan (Amended and Restated effective as of December 6, 2006)
10.36		2000 Stock Incentive Plan Agreements (Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Unit Agreement)
10.37		2001 Non-Employee Director Stock Option Plan Agreement
10	.38(7)	License Agreement on Amrubicin Hydrochloride, dated as of June 23, 2005, by and between Sumitomo Pharmaceuticals Co., Ltd. and Conforma Therapeutics Corporation
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (reference is made to page 52)
31.1		Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2		Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1		Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(4)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(6)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

(7)	Confidential treatment has been requested with respect to certain portions of the License Agreement.

*	Management Contract or Compensatory Plan or Arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmion Corporation

By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer

Date: March 14, 2007

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

Name	Title	Date

/s/ Patrick J. Mahaffy Patrick J. Mahaffy	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2007

/s/ Erle T. Mast Erle T. Mast	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2007

/s/ Edward J. McKinley Edward J. McKinley	Director	March 14, 2007

/s/ Brian G. Atwood Brian G. Atwood	Director	March 14, 2007

/s/ Thorlef Spickschen Thorlef Spickschen	Director	March 14, 2007

M. James Barrett	Director	March 14, 2007

Name	Title	Date

/s/ James Blair James Blair	Director	March 14, 2007

/s/ Cam Garner Cam Garner	Director	March 14, 2007

/s/ John C. Reed John C. Reed	Director	March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pharmion Corporation

We have audited the accompanying consolidated balance sheets of Pharmion Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmion Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pharmion Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Denver, Colorado
March 14, 2007

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$59,903	$90,443
Short-term investments	76,310	152,963
Accounts receivable, net of allowances of $4,711 and $3,573, respectively	40,299	32,213
Inventories, net	12,411	11,472
Prepaid research and development costs	4,306	16,020
Other current assets	9,739	5,779

Total current assets	202,968	308,890
Product rights, net	95,591	104,045
Goodwill	14,402	12,920
Property and equipment, net	7,121	6,606
Other assets	6,650	169

Total assets	$326,732	$432,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,612	$8,456
Accrued and other current liabilities	38,359	73,813

Total current liabilities	49,971	82,269
Long term liabilities:
Deferred tax liability	2,734	2,797
Other long-term liabilities	945	940

Total long term liabilities	3,679	3,737

Total liabilities	53,650	86,006

Stockholders’ equity:
Common stock: par value $0.001, 100,000,000 shares authorized, 32,102,520 and 31,912,751 shares issued and outstanding, respectively	32	32
Preferred stock: par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	488,553	482,893
Deferred compensation	—	(227)
Accumulated other comprehensive income	11,336	(247)
Accumulated deficit	(226,839)	(135,827)

Total stockholders’ equity	273,082	346,624

Total liabilities and stockholders’ equity	$326,732	$432,630

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Years Ended December 31,
	2006	2005	2004

Net sales	$238,646	$221,244	$130,171
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	65,157	59,800	43,635
Research and development	70,145	42,944	28,392
Acquired in-process research	78,763	21,243	—
Selling, general and administrative	104,943	83,323	66,848
Product rights amortization	9,802	9,345	3,395

Total operating expenses	328,810	216,655	142,270

Operating income (loss)	(90,164)	4,589	(12,099)
Interest and other income, net	6,926	6,474	2,415

Income (loss) before taxes	(83,238)	11,063	(9,684)
Income tax expense	7,774	8,794	7,853

Net income (loss)	$(91,012)	$2,269	$(17,537)

Net income (loss) per common share:
Basic	$(2.84)	$0.07	$(0.63)
Diluted	$(2.84)	$0.07	$(0.63)
Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	32,016	31,837	27,933
Diluted	32,016	32,876	27,933

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts)

			Additional		Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at January 1, 2004	23,948,636	$24	$222,218	$(1,155)	$4,386	$(120,559)	$104,914
Comprehensive Loss:
Net loss	—	—	—	—	—	(17,537)	(17,537)
Foreign currency translation adjustment	—	—	—	—	3,924	—	3,924
Net unrealized loss on available-for-sale investments	—	—	—	—	(274)	—	(274)

Comprehensive loss							(13,887)
Exercise of stock options and warrants	1,206,551	1	8,385	—	—	—	8,386
Repurchase of unvested shares of common stock	(6,642)	—	(4)	—	—	—	(4)
Conversion of debt and accrued interest to equity	1,342,170	2	14,160	—	—	—	14,162
Share based compensation	—	—	—	475	—	—	475
Issuance of common stock, net of issuance costs	5,290,000	5	237,902	—	—	—	237,907

Balance at December 31, 2004	31,780,715	$32	$482,661	$(680)	$8,036	$(138,096)	$351,953
Comprehensive Loss:
Net income	—	—	—	—	—	2,269	2,269
Foreign currency translation adjustment	—	—	—	—	(8,241)	—	(8,241)
Net unrealized loss on available-for-sale investments	—	—	—	—	(42)	—	(42)

Comprehensive loss							(6,014)
Exercise of stock options	134,120	—	487	—	—	—	487
Repurchase of unvested shares of common stock	(2,084)	—	(1)	—	—	—	(1)
Share based compensation	—	—	—	199	—	—	199
Cancellation of deferred compensation associated with stock option forfeitures	—	—	(254)	254	—	—	—

Balance at December 31, 2005	31,912,751	$32	$482,893	$(227)	$(247)	$(135,827)	$346,624
Comprehensive Loss:
Net loss	—	—	—	—	—	(91,012)	(91,012)
Foreign currency translation adjustment	—	—	—	—	9,302	—	9,302
Net unrealized gain on available-for-sale investments	—	—	—	—	2,281	—	2,281

Comprehensive loss							(79,429)
Exercise of stock options	189,769	—	1,259	—	—	—	1,259
Incremental tax benefits from stock exercised	—	—	1,190	—	—	—	1,190
Share based compensation	—	—	3,438	—	—	—	3,438
Reclassification of deferred compensation on adoption of SFAS 123(R)	—	—	(227)	227	—	—	—

Balance at December 31, 2006	32,102,520	$32	$488,553	$—	$11,336	$(226,839)	$273,082

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004

Operating activities
Net income (loss)	$(91,012)	$2,269	$(17,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,206	11,759	5,609
Share-based compensation expense	3,438	198	476
Amortization of discounts and premiums on short-term investments, net	(476)	(417)	(332)
Other	(327)	(519)	(207)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,423)	25	(25,432)
Inventories	66	(8,503)	1,683
Other current assets	9,162	(17,664)	(40)
Other long-term assets	(137)	41	325
Accounts payable	2,457	(786)	5,216
Accrued and other current liabilities	(35,646)	39,544	24,176

Net cash provided by (used in) operating activities	(105,692)	25,947	(6,063)
Investing activities
Purchases of property and equipment	(2,473)	(5,220)	(1,165)
Acquisition of business, net of cash acquired	—	(10,072)	(19)
Addition to product rights	—	(5,000)	(80,000)
Purchase of available-for-sale investments	(106,450)	(172,896)	(158,593)
Sale and maturity of available-for-sale investments	179,388	146,020	32,585

Net cash provided by (used in) investing activities	70,465	(47,168)	(207,192)
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	—	237,907
Proceeds from exercise of common stock options and warrants	1,259	486	8,382
Incremental tax benefits from stock options exercised	1,190	—	—
Payment of debt obligations	(1,110)	(4,261)	(3,972)

Net cash provided by (used in) financing activities	1,339	(3,775)	242,317
Effect of exchange rate changes on cash and cash equivalents	3,348	(4,219)	2,054

Net increase (decrease) in cash and cash equivalents	(30,540)	(29,215)	31,116
Cash and cash equivalents, beginning of year	90,443	119,658	88,542

Cash and cash equivalents, end of year	$59,903	$90,443	$119,658

Noncash items:
Financed product rights acquisition	$—	$1,870	$—
Conversion of debt and accrued interest to common stock	—	—	14,161
Accrual of additional business acquisition consideration	—	—	5,458
Supplemental disclosure of cash flow information:
Cash paid for interest	436	178	486
Cash paid for income taxes	11,373	13,197	1,317

See accompanying notes.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Operations

Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development stage products, as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the seller some combination of development funding, payments for the achievement of clinical, regulatory and commercial milestones and upfront cash payments. The Company has acquired the rights to seven products, including four that are currently marketed or sold on a compassionate use or named patient basis, and three products that are in varying stages of clinical development. The Company has established operations in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Pharmion Corporation and all subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Interest income resulting from cash, cash equivalents and short-term investments was $7.9 million, $6.9 million and $2.6 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has entered into several standby letters of credit to guarantee both current and future commitments with office and equipment lease agreements and customer supply public tender commitments. The aggregate amount outstanding under the letters of credit was approximately $2.2 million at December 31, 2006 and is secured by restricted cash held in U.S. and foreign cash accounts. On January 31, 2007, the Company entered into a standby letter of credit to guarantee a future office lease commitment. The amount outstanding under the letter of credit was approximately $0.2 million.

Short-term Investments

Short-term investments consist of investment grade government agency, auction rate, and corporate debt securities due within one year. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments.

Inventories

Inventories consist of Vidaza, Innohep, Refludan and Thalidomide (which includes Thalidomide Pharmion and the Laphal thalidomide formulation). Vidaza is sold commercially in the U.S. and, to a lesser extent, on a compassionate use basis within Europe and other international markets. Innohep is sold exclusively in the U.S. market, and Refludan and Thalidomide are both sold within Europe and the other international markets. All of the products are manufactured by third-party manufacturers and delivered to the Company as finished goods. The Company purchases active ingredient for Vidaza which is supplied to the third-party manufacturer. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

periodically reviews inventories, and items considered outdated or obsolete are reduced to their estimated net realizable value. For the years ended December 31, 2006, 2005 and 2004, the Company recorded a provision to reduce the estimated net realizable value of obsolete and short-dated inventory by $0.4 million, $0.6 million, and $1.4 million, respectively.

Inventories consisted of the following at December 31, 2006 and 2005 (in thousands).

	2006	2005

Raw material	$3,709	$3,444
Finished goods	8,702	8,028

Total inventory	$12,411	$11,472

At December 31, 2006, the Company had firm inventory purchase commitments, due within one year, of approximately $8.0 million.

Product Rights

The cost of acquiring the distribution and marketing rights of the Company’s products that are approved for commercial use were capitalized and are being amortized on a straight-line basis over the estimated benefit period of 10-15 years.

Goodwill

In association with a business acquisition in 2003 and related milestone payments that were made in 2004 and 2005, goodwill was created. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires the Company to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, the Company will record the impairment charge in the statement of operations in the period it is discovered. There have been no impairments of goodwill. During the years ended December 31, 2006 and 2005, the Company recorded increases of approximately $1.5 million and $4.8 million, respectively. Increase to goodwill for the year ended December 31, 2006 represented currency translation adjustments. For the year ended December 31, 2005 the increase to goodwill reflected additional consideration paid to the seller of the business acquired in 2003. The increase in 2005 was partially offset by a reduction of approximately $1.3 million, due to currency translation adjustments.

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

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For the years ended December 31, 2006 and 2005, $0.6 million and $0.1 million of product was returned to the Company, respectively, representing approximately 0.24% and 0.04% of net revenue, respectively. The allowance for returns was $1.0 million and $0.6 million for December 31, 2006 and 2005, respectively.

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

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2006 and 2005, the allowance for chargebacks and rebates was $4.0 million and $2.6 million, respectively.

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

At December 31, 2006 and 2005, the allowance for prompt pay discounts was $0.4 million and $0.5 million, respectively.

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

Advertising Costs

The Company expenses all advertising, promotional and publication costs as incurred. Total advertising costs were approximately $7.2 million, $6.8 million, and $5.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Translation of Foreign Currencies

The functional currencies of the Company’s foreign subsidiaries are the local currencies, primarily the British pound sterling, euro and Swiss franc. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities are translated using the current exchange rate as of the balance sheet date. Income and expenses are translated using a weighted average exchange rate over the period ending on the balance sheet date. Adjustments resulting from the translation of the financial statements of the Company’s foreign subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of stockholders’ equity. Foreign exchange transaction gains and losses are included in the results of operations.

At December 31, 2006 and 2005 the accumulated other comprehensive income due to foreign currency translation adjustments was $9.4 million and $0.1 million, respectively, and the unrealized gain (loss) from available for sale securities was $1.9 million and $(0.3) million, respectively.

Comprehensive Income

The Company reports comprehensive income in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income. Comprehensive income includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries and unrealized gains and losses on available-for-sale securities.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, investments and accounts receivable. The Company maintains its cash, cash equivalent and investment balances in the form of money market accounts, debt and equity securities and overnight deposits with financial institutions that management believes are creditworthy. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. Many of the international hospitals and clinics are government supported and may take a significant amount of time to collect. U.S. and international accounts receivable consisted of the following at December 31, 2006 and 2005 (in thousands).

	2006	2005

U.S. accounts receivable, net of allowances	$14,748	$11,196
International accounts receivable, net of allowances	25,551	21,017

Total accounts receivable, net of allowances	$40,299	$32,213

At December 31, 2006 and 2005, the accounts receivable balance of our customer, Oncology Supply, represented 15% and 11%, respectively, of total net accounts receivable. No other individual customer had accounts receivable balances greater than 10% of total net accounts receivable.

The Company maintains an allowance for potential credit losses based on the financial condition of customers and the aging of accounts. Losses have been within management’s expectations. The provision for bad debts for the years ended December 31, 2006, 2005 and 2004 was $0, $0.7 million and $0.6 million, respectively.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales generated as a percent of total consolidated net sales, for the three largest customers in the U.S. were as follows for the years ended December 31, 2006, 2005 and 2004:

	Years Ended
	December 31,
	2006	2005	2004

Oncology Supply	19%	17%	11%
Cardinal Health	11%	15%	11%
McKesson Corporation	9%	14%	14%

Net sales generated from international customers were individually less than 5% of consolidated net sales.

Research and Development Costs

Research and development costs include salaries, benefits and other personnel related expenses as well as fees paid to third parties for services. Such costs are expensed as incurred.

Acquired In-Process Research

The Company has acquired and expects to continue to acquire the rights to develop and commercialize new drug opportunities. The upfront payment to acquire a new drug candidate, as well as future milestone payments, will be immediately expensed as acquired in-process research provided that the new drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments, other than investments which are recorded at cost, approximate fair value due to their short-term nature. Investments are recorded at fair value.

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

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Share-based compensation expense recognized under SFAS No. 123R was (in thousands, except for per share data):

2006

Research and development	$856
Selling, general and administrative	2,582

Total share-based compensation expense	$3,438

Share-based compensation expense, per common share:
Basic and Diluted	$0.11

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Information for Periods Prior to Adoption of SFAS No. 123R

The following pro forma net income and earnings per share were determined as if we had accounted for employee share-based compensation for our employee stock plans under the fair value method prescribed by SFAS No. 123. (in thousands, except for per share data):

	2005	2004

Net income (loss) as reported	$2,269	$(17,537)
Plus: share-based compensation recognized under the intrinsic value method	199	475
Less: share-based compensation under fair value method	(23,619)	(3,821)

Pro forma net loss	$(21,151)	$(20,883)

Net income (loss) per common share:
Basic and diluted, as reported	$(0.07)	$(0.63)

Basic and diluted, pro forma	$(0.66)	$(0.75)

As further discussed in Note 11, the pro forma share-based compensation expense for the year ended December 31, 2005 includes $15.8 million of expense associated with the acceleration of vesting of certain options in 2005 to reduce future non-cash compensation expense that would have been recorded following the effective date of SFAS No. 123R.

Net Income (Loss) Per Share

The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2006 and 2004, since the effects of potentially dilutive securities were antidilutive for these periods. Diluted net income per common share for the year ended December 31, 2005 is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.

A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004

Basic	32,016	31,837	27,933
Effect of dilutive securities:
Stock Options	—	1,039	—

Diluted	32,016	32,876	27,933

The total number of potential common shares excluded from the diluted earnings per share computation because they were anti-dilutive was 3.1 million, 1.1 million and 1.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards

FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 10”

FIN 48 was issued in July 2006 to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for the Company beginning on January 1, 2007. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only income tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 would be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We do not expect that the adoption of FIN 48 will have a material effect on our consolidated financial position or results of operations.

Staff Accounting Bulletin (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for the Company as of December 31, 2006. The adoption of SAB 108 did not have an effect on our consolidated financial position or results of operations.

3.	Geographic Information

Foreign and domestic financial information (in thousands):

		United	Foreign
	Year	States	Entities	Total

Net sales	2006	$140,955	$97,691	$238,646
	2005	130,886	90,358	221,244
	2004	55,642	74,529	130,171
Operating income (loss)	2006	$(60,834)	$(29,330)	$(90,164)
	2005	21,469	$(16,880)	4,589
	2004	(16,472)	4,373	(12,099)
Total assets	2006	$129,331	$197,401	$326,732
	2005	244,316	188,314	432,630

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Short-term Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by security classification at December 31, 2006 and 2005, were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Government agencies	$8,574	$—	$(6)	$8,568
Corporate debt securities	48,854	11	(8)	48,857
Auction rate notes	7,311	—	—	7,311
Asset backed securities	11,588	—	(14)	11,574

Total securities	$76,327	$11	$(28)	$76,310

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gain	Loss	Value

Government agencies	$57,123	$—	$(171)	$56,952
Corporate debt securities	42,926	38	(124)	42,840
Auction rate notes	30,671	1	—	30,672
Asset backed securities	22,559	2	(62)	22,499

Total securities	$153,279	$41	$(357)	$152,963

During the year ended December 31, 2006, 2005, and 2004, the gross realized gains on sales of available-for-sale securities totaled approximately $1 thousand, $1 thousand and $343 thousand respectively, and the gross realized losses totaled $(10) thousand, $(173) thousand and $(181) thousand, respectively. The gains and losses on available-for-sale securities are based on the specific identification method.

The fair value of available-for-sale securities with unrealized losses at December 31, 2006 were as follows (in thousands):

	Held less than		Held greater than
	12 Months		12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2006	Value	Loss	Value	Loss	Value	Loss

Government agencies	$—	$—	$4,013	$(6)	$4,013	$(6)
Corporate debt securities	8,237	(8)	—	—	8,237	(8)
Asset backed securities	—	—	8,129	(14)	8,129	(14)

Total securities	$8,237	$(8)	$12,142	$(20)	$20,379	$(28)

Unrealized losses were due to changes to interest rates associated with securities with short maturities and are deemed to be temporary.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of the available-for-sale securities at December 31, 2006, by maturity, were as follows (in thousands):

		Estimated
Maturity	Amortized Cost	Fair Value

Due within one year	$36,674	$36,672
Due after one year through three years	26,519	26,512
Due after three years through five years	2,378	2,370
Due after five years	10,756	10,756

Total securities	$76,327	$76,310

5.	License Agreements

The cost value and accumulated amortization associated with the Company’s product rights were as follows (in thousands):

	As of December 31, 2006		As of December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized product rights:
Thalidomide	$103,555	$(18,014)	$101,837	$(9,690)
Refludan	12,208	(4,908)	12,208	(3,560)
Innohep	5,000	(2,250)	5,000	(1,750)

Total product rights	$120,763	$(25,172)	$119,045	$(15,000)

Amortization expense of $9.8 million, $9.3 million, and $3.4 million was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortization expense for the next five years is approximately $9.9 million per year.

Thalidomide

In 2001, the Company licensed rights relating to the development and commercial use of Thalidomide Pharmion from Celgene and separately entered into an exclusive supply agreement for thalidomide with Celgene U.K. Manufacturing II Limited (formerly known as “Penn T Limited”), or CUK, which was acquired by Celgene in 2004. Under the agreements, as amended in December 2004, in exchange for a payment of $80 million, the territory licensed from Celgene is for all countries other than the United States, Canada, Mexico, Japan and all provinces of China (except Hong Kong).The Company pays (i) Celgene a royalty/license fee of 8% on the Company’s net sales of thalidomide under the terms of the license agreements, and (ii) CUK product supply payments equal to 15.5% of the Company’s net sales of Thalidomide Pharmion under the terms of the product supply agreement. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of the Company’s first regulatory approval for Thalidomide Pharmion in the United Kingdom.

In connection with a patent dispute, associated with thalidomide, the Company agreed to make a $5.0 million payment in 2005, and additional payments of $1.0 million due in each of 2006 and 2007. Accordingly, these payment amounts have increased the thalidomide product rights.

The Company has also committed to provide funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company paid Celgene $2.7 million, $4.7 million, and $3.0 million in 2006, 2005 and 2004, respectively, and will pay Celgene $2.7 million in 2007.

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

Satraplatin

In December 2005, the Company entered into a co-development and license agreement for satraplatin. Under the terms of the agreement, the Company obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand, while GPC Biotech retained rights to the North American market and all other territories. The Company made an upfront payment of $37.1 million to GPC Biotech in early January 2006, including an $21.2 million reimbursement for satraplatin clinical development costs incurred prior to the agreement and $15.9 million for funding of ongoing and certain future clinical development to be conducted jointly by the Company and GPC Biotech. The Company and GPC Biotech will pursue a joint development plan to evaluate development activities for satraplatin in a variety of tumor types and will share global development costs, for which the Company has made an additional commitment of $22.2 million, in addition to the $37.1 million in initial payments. The Company will also pay GPC Biotech $30.5 million based on the achievement of certain regulatory filing and approval milestones, and up to an additional $75 million for up to five subsequent European approvals for additional indications. GPC Biotech will also receive royalties on sales of satraplatin in the Company’s territories at rates of 26% to 30% on annual sales up to $500 million, and 34% on annual sales over $500 million. Finally, the Company will pay GPC Biotech sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in its territories.

Refludan

In May 2002, the Company entered into agreements to acquire the exclusive right to market and distribute Refludan in all countries outside the U.S. and Canada. These agreements, as amended in August 2003, transferred all marketing authorizations and product registrations for Refludan in the individual countries within the Company’s territories. The Company has paid Schering an aggregate of $13 million to date and has capitalized to product rights $12.2 million which is being amortized over a 10 year period during which the Company expects to generate revenue. Additional payments of up to $7.5 million will be due Schering upon achievement of certain milestones. Because such payments are contingent upon future events, they are not reflected in the accompanying financial statements. In addition, the Company pays Schering a 14% royalty on net sales of Refludan until the aggregate royalty payments total $12.0 million measured from January 2004. At that time, the royalty rate will be reduced to 6%.

Innohep

In June 2002, the Company entered into a ten-year agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep in the United States. On the closing date the Company paid $5 million for the license, which is capitalized as product rights and is being amortized over a 10 year period in which the Company expects to generate significant revenues. On the closing date, the Company paid an additional $2.5 million, which was creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. Furthermore, the agreement

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contains a minimum net sales clause that is effective for two consecutive two-year periods. If the company does not achieve these minimum sales levels for two consecutive years, it has the right to pay LEO Pharma additional royalties up to the amount LEO Pharma would have received had the company achieved these net sales levels. If the Company opts not to make the additional royalty payment, LEO Pharma has the right to terminate the license agreement. The second of the two-year terms concluded on December 31, 2006 and, to date, the Company has elected to make the additional royalty payments due LEO Pharma.

Amrubicin

In November, 2006, the Company acquired 100% of the outstanding common stock of Cabrellis Pharmaceuticals Corporation in order to obtain rights to amrubicin, a third-generation synthetic anthracycline currently in advanced Phase 2 development for small cell lung cancer (SCLC) in North America and the E.U. Under the terms of the acquisition agreement, the Company acquired Cabrellis Pharmaceuticals Corporation for an initial cash payment of $59.0 million ($54.3 million after deducting $4.7 million in net cash held by Cabrellis). The net payment of $54.3 million was immediately expensed as acquired in-process research as amrubicin has not yet achieved regulatory approval for marketing in North America and E.U. and, absent obtaining such approval, has no alternative future use.

In June 2005, Conforma Therapeutics Corporation (former parent corporation of Cabrellis Pharmaceuticals Corporation) obtained an exclusive license to develop and commercialize amrubicin in North America and Europe pursuant to a license agreement with Dainippon Sumitomo Pharma Co. Ltd. (“Sumitomo”). We acquired this agreement as part of our acquisition of Cabrellis in November 2006. The agreement requires us to purchase, and Sumitomo to supply, all of our requirements for product supply. We are required to pay Sumitomo a transfer price for product supply, determined as a percentage of our net sales of amrubicin. In addition, we would pay Sumitomo additional milestone payments of up to $8 million upon the receipt of regulatory approvals in the U.S. and Europe, and up to $17.5 million upon achieving certain annual sales levels in the U.S. The Sumitomo agreement expires upon the expiration of ten years from the first commercial sale of amrubicin in all countries or, if later, upon the entry of a significant generic competitor in those countries.

MethylGene

In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made upfront payments to MethylGene totaling $25.0 million, including a $20.5 million license fee and the remainder as an equity investment in MethylGene common shares. The common shares are accounted for as a long-term available-for-sale security, which is classified in other assets and the unrealized gain associated with the investment of $2.0 million at December 31, 2006 is recorded to other comprehensive income.

MGCD0103 is currently in Phase 1 and 2 development and has a number of clinical studies underway. In September 2006, a milestone payment of $4.0 million was paid to MethylGene associated with the Phase 2 clinical trial. Under the terms of the license agreement, MethylGene will initially fund 40% of the preclinical and clinical development for MGCD0103 (and any additional second generation compounds) required, to obtain marketing approval in North America, while the Company will fund 60% of such costs. MethylGene will receive royalties on net sales in North America ranging from 13% to 21%. The royalty rate paid to MethylGene will be determined based upon the level of annual net sales achieved in North America and the length of time development costs are funded by MethylGene. MethylGene will have an option as long as it continues to fund development, to co-promote approved products and, in lieu of receiving royalties, to share the resulting net profits equally with the Company. If MethylGene exercises its right to discontinue development funding, the Company will be responsible for 100% of development costs incurred thereafter.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In all other licensed territories, which include Europe, the Middle East, Turkey, Australia, New Zealand, South Africa and certain countries in Southeast Asia, the Company is responsible for development and commercialization costs and MethylGene will receive a royalty on net sales in those markets at a rate of 10% to 13% based on annual net sales.

Milestone payments to MethylGene for MGCD0103 could reach $141.0 million, based on the achievement of significant development, regulatory and sales goals. Furthermore, up to $100.0 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones.

6.	Property and Equipment

	December 31,
	2006	2005
	(In thousands)

Property and equipment:
Computer hardware and software	$5,348	$5,640
Furniture and fixtures	2,012	1,978
Equipment	2,073	1,301
Leasehold improvements	4,839	4,498

	14,272	13,417
Less accumulated depreciation	(7,151)	(6,811)

Total property and equipment, net	$7,121	$6,606

Depreciation expense was $2.4 million, $2.4 million, and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Accrued and Other Current Liabilities

	December 31,
	2006	2005
	(In thousands)

Accrued and other current liabilities:
Royalties payable	$10,893	$10,697
Income taxes payable	262	3,175
Product rights, deferred licensing revenue and notes payable	990	1,142
Accrued salaries and benefits	9,191	6,103
Accrued product development and operating expenses	17,023	15,596
Co-development and licensing agreement payable (Note 6)	—	37,100

	$38,359	$73,813

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Other Long-term Liabilities

	December 31,
	2006	2005
	(In thousands)

Product rights payable	$870	$1,870
Deferred licensing revenue	994	—
Notes payable	71	212

	1,935	2,082
Current portion of product rights, deferred licensing revenue and notes payable	(990)	(1,142)

Other long term liabilities	$945	$940

Maturities of product rights and notes payable are as follows (in thousands):

2007	$938
2008	3
2009	—
2010	—
2011	—

$941

9.	Leases and Other Commitments

The Company leases office space and equipment under various noncancelable operating lease agreements. One of these agreements has a renewal term which allows the Company to extend this lease up to six years, or through 2013. Rental expense was $3.3 million, $3.5 million, and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows (in thousands):

2007	$4,442
2008	3,886
2009	3,634
2010	2,974
2011 and thereafter	8,819

Total minimum lease payments	$23,755

10.	Income Taxes

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

At December 31, 2006, the Company has federal, state, and foreign net operating loss carryforwards for income tax purposes of approximately $171 million, which will expire in the years 2019 through 2026 if not utilized. The majority of the tax loss carryforwards relate to the U.S. ($22.3 million) and Switzerland

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

($139.8 million). The U.S. net operating loss carryforward includes tax deductions totaling $8.3 million attributable to the exercise of stock options. If these benefits are realized for tax purposes, the amount of the benefit will increase additional paid-in capital and will not be reflected in the Company’s provision for income taxes. Stock option deductions of $2.1 million that will be reflected on the Company’s income tax return are excluded from the calculation of the related deferred tax asset, due to the adoption of SFAS No. 123(R). At December 31, 2006, the Company had research and development and orphan drug credit carryforwards in the U.S. of approximately $7.3 million, which will expire in the years 2021 through 2026 if not utilized.

The Internal Revenue Code contains provisions that limit the annual utilization of U.S. net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Code. Such an ownership change occurred for the Company in 2006. The annual utilization of net operating loss and credit carryforwards generated prior to the date of ownership change is approximately $12 million.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$25,885	$25,283
Credit carryforwards	7,343	7,212
Product acquisition costs	5,765	—
Organization costs	699	2,044
Allowance on accounts receivable	1,486	1,177
Share-based compensation expense	627	—
Depreciation	277	326
Other	335	380

Total gross deferred tax assets	42,417	36,422
Valuation allowance	(41,473)	(35,758)

Deferred tax assets, net of valuation allowance	944	664

Deferred tax liabilities:
Amortization of product rights	(2,450)	(2,570)
Prepaid expenses	(853)	(891)

Total gross deferred tax liabilities	(3,303)	(3,461)

Net deferred tax liability	$(2,359)	$(2,797)

A valuation allowance was recorded in 2006 and 2005 due to the Company’s inability to determine if it is more likely than not that the deferred tax asset will be realized in future periods.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Years Ended
	December 31,
	2006	2005

Expected federal income tax (benefit) expense at statutory rate	(34.0)%	34.0%
Effect of nondeductible research and development costs	22.2%	—
Effect of permanent differences	0.7%	3.8%
State income tax, net of federal benefit	0.9%	3.5%
Effect of tax credits	(0.2)%	(6.3)%
Effect of foreign operations	12.6%	86.4%
Utilization of U.S. and foreign tax loss carryforwards	(5.8)%	(84.4)%
Deferred tax asset valuation allowance	12.9%	42.5%

	9.3%	79.5%

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current provision:
Federal	$310	$562	$—
State	1,170	584	619
Foreign	6,641	8,297	7,648

Total	8,121	9,443	8,267

Deferred provision:
Federal	(482)	7,627	(8,284)
State	(39)	717	(714)
Foreign	(6,027)	(5,464)	(2,236)

Total	(6,548)	2,880	(11,234)
Deferred tax valuation allowance	6,201	(3,529)	10,820

Total	$7,774	$8,794	$7,853

The Company reported income (loss) before taxes from operations within the U.S. and foreign operations for the years ended December 31, 2006, 2005, and 2004 as follows (in thousands).

	December 31,
	2006	2005	2004

Income (loss) before taxes from U.S. operations	$(54,054)	$33,002	$(14,027)
Income (loss) before taxes from foreign operations	(29,184)	(21,939)	4,343

Total income (loss) before taxes from operations	$(83,238)	$11,063	$(9,684)

No provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $43.2 million at December 31, 2006 as the Company intends to indefinitely reinvest such earnings.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Stock Option Plans

In 2000, the Company’s Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”). At December 31, 2006, a total of 5,758,000 shares of common stock are reserved under the plan. The 2000 Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and stock purchase rights to purchase shares of the Company’s common stock. A total of 1,650,035 shares of common stock are available for future stock option issuance to eligible employees and consultants of the Company as of December 31, 2006.

In 2001, the Company’s Board of Directors approved the 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”). At December 31, 2006, 625,000 shares of common stock are reserved under the plan. The 2001 Plan provides for awards of nonstatutory stock options only. A total of 286,250 shares of common stock are available for future stock option issuance to directors of the Company as of December 31, 2006.

The 2000 Plan and the 2001 Plan are administered by the compensation committee of the Board of Directors, which has the authority to select the individuals to whom awards will be granted and to determine whether and to what extent stock options and restricted stock awards are to be granted, the number of shares of common stock to be covered by each award, the vesting schedule of stock options, generally over a period of four years, and all other terms and conditions of each award. The grants expire seven and ten years from the date of grant for the 2000 and 2001 Plans, respectively.

In September 2003, the Board of Directors amended both the 2000 and 2001 plans to allow for automatic “evergreen” annual additions to the stock options available for grant not to exceed 500,000 shares and 50,000 shares, respectively.

In June 2005, shareholders approved an amendment to both the 2000 and 2001 plans to increase the number of common stock reserved for issuance by 1,500,000 and 100,000 shares, respectively.

Valuation assumptions used to determine fair value of share-based compensation

The employee share-based compensation expense recognized under SFAS No. 123R and presented in the pro forma disclosure required under SFAS No. 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used include:

	2006	2005	2004

Risk-free interest rate	4.7%	4.1%	2.9%
Expected stock price volatility	42%	49%	76%
Expected option term until exercise	4.3 years	4.0 years	4.6 years
Expected dividend yield	0%	0%	0%

The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected life of the options was estimated using peer data of companies in the life science industry with similar equity plans.

The weighted-average fair value per share was $8.73, $10.36 and $20.67 for stock options granted in the years ended December 31, 2006, 2005 and 2004, respectively.

As of December 31, 2006, there was approximately $9.3 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 3.0 years.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the option activity for the year ended December 31, 2006 was as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(years)	(In thousands)

Outstanding at January 1, 2006	3,386,858	$20.60
Granted	802,293	$21.66
Exercised	(189,769)	$6.64
Forfeited	(711,823)	$31.72

Outstanding, December 31, 2006	3,287,559	$19.26	5.13	$28,173

Vested and expected to vest, December 31, 2006	2,938,136	$19.02	4.98	$26,589

Exercisable, December 31, 2006	1,879,835	$18.01	4.24	$21,246

The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.6 million, $3.1 million, and $15.9 million, respectively.

The following table summarizes the options that are outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
	Number of	Contractual	Average	Number of	Contractual	Average
	Shares	Term	Exercise	Shares	Term	Exercise
Range of Exercise Prices	Outstanding	(years)	Price	Outstanding	(years)	Price

$0.40 to 2.40	687,246	2.91	$1.94	681,578	2.91	$1.94
$2.41 to 18.20	404,114	4.44	$14.77	239,948	4.02	$14.19
$18.21 to 18.49	485,000	5.93	$18.49	121,250	5.93	$18.49
$18.50 to 21.54	511,115	6.06	$20.38	273,901	5.00	$21.27
$21.55 to 35.15	837,866	6.21	$25.36	207,190	5.22	$28.86
$35.16 to 52.27	362,218	5.23	$42.48	355,968	5.19	$42.38

Total	3,287,559	5.13	$19.26	1,879,835	4.24	$18.01

The following table presents a summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2006:

		Weighted Average
		Fair Value at Grant
	Number of Shares	Date

Non-vested at January 1, 2006	—	—
Granted	253,728	$21.19
Vested	—	$—
Forfeited	(23,850)	$22.52

Non-vested, December 31, 2006	229,878	$23.38

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restricted stock units vest over a four year period, with 25% of the award vesting on the first year anniversary date. Thereafter, the award vests in equal installments of 6.25% on a quarterly basis. Expense of approximately $0.3 million was recognized in the year ended December 31, 2006 with the remaining expense of approximately $3.5 million to be recognized over a weighted average period of 3.7 years.

On December 6, 2005, the Board of Directors approved the acceleration of vesting for certain unvested incentive and non-qualified stock options granted to employees under the 2000 stock incentive plan. Vesting acceleration was performed on employee options granted prior to April 1, 2005 with an exercise price per share of $21.00 or higher. A total of 839,815 shares of the Company’s common stock became exercisable as a result of the vesting acceleration. The acceleration of vesting was consummated in order to reduce the non-cash compensation expense that would have been recorded in future periods following the effective date of SFAS No. 123(R). The effect of this acceleration is the avoidance of future non-cash expenses of approximately $15.8 million, which is included in the pro-forma net loss for the year ended December 31, 2005 (Note 2).

On May 24, 2006, the Company completed its previously announced Offer to Exchange Outstanding Options to Purchase Common Stock (the “Offer”) under which the Company accepted for exchange certain outstanding options to purchase the Company’s common stock for cancellation and issued new options to purchase a lesser number of shares of common stock at an exercise price per share equal to the fair market value on the closing date of the Offer. The Company’s executive officers and directors were not eligible to participate in the Offer. As a result of the Offer, the Company accepted for cancellation, options to purchase an aggregate of 282,940 shares of common stock and issued new options to purchase an aggregate of 99,825 shares of common stock.

12.	Common Stock Warrants

In November 2001, the Company issued a warrant to purchase 1,701,805 shares of Series B Preferred stock at $2.09 per share to a business partner which was exercisable one year after the date of grant and expired seven years from the date of grant. Based on the estimated fair value of the warrant, development expense in the amount of $0.9 million was recorded in connection with the issuance of this warrant in 2001. Upon conversion of the Company’s preferred shares to common stock in November 2003, the number of shares available under the warrant was automatically modified to 425,451 shares of common stock at $8.36 per share.

In April 2003, the Company issued two warrants in conjunction with the convertible debt issued in 2003. The warrants had a life of five years and could be exercised immediately. A total of 424,242 shares of common stock could be purchased at a price of $11.00 per share under these warrants. The $0.7 million fair value of the warrant was classified as additional paid-in capital with a corresponding amount treated as a debt discount which was being amortized using the interest method.

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

13.	Employee Stock Purchase Plan

On June 8, 2006, the stockholders of Pharmion Corporation approved the Company’s 2006 Employee Stock Purchase Plan (the “ESPP”). The initial offering period began on August 1, 2006 and ended on January 31, 2007. Thereafter, unless changed by the Board, each offering will last six months with a single purchase date on the last business day of the offering period. There are 1,000,000 shares of common stock reserved for issuance under the ESPP.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recorded approximately $0.1 million in ESPP compensation expense during the year ended December 31, 2006. At December 31, 2006, there was approximately $0.01 million of total unrecognized compensation expense related to the ESPP, which will be recognized over the remaining one month of the offering period.

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

No shares of common stock were issued for restricted stock grants or for purchases under the ESPP during the years ended December 31, 2006, 2005 and 2004.

14.	Employee Savings Plans

The Company sponsors an employee savings and retirement plan which is qualified under section 401(k) of the Internal Revenue Code for its U.S. employees. Under the sponsored plan, the Company matches on a discretionary basis a portion of the participant’s contributions. The matching contributions totaled $0.8 million, $0.4 million, and $0.3 million in 2006, 2005 and 2004, respectively. The Company’s international employees are eligible to participate in retirement plans, subject to the local laws that are in effect for each country. The Company made contributions of $0.5 million annually for these employees in 2006, 2005 and 2004, respectively.

15.	Related Parties

As part of the relocation assistance provided to three officers, during 2002, the Company made loans totaling $400,000 to these individuals. At December 31, 2005 the balance outstanding for these loans was $63,000. The loans were paid in full during 2006.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Information

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share data)
	(Unaudited)

Net sales	$56,594	$60,366	$61,636	$60,050
Cost of sales, inclusive of royalties, exclusive of product rights amortization	15,213	16,672	16,629	16,643
Acquired in-process research	20,479	—	4,000	54,284
Loss from operations	(19,183)	(3,129)	(2,587)	(65,265)
Net loss	(19,736)	(3,514)	(3,551)	(64,211)
Net loss applicable to common shareholders per share — basic	$(0.62)	$(0.11)	$(0.11)	$(2.00)
Net loss applicable to common shareholders per share — diluted	$(0.62)	$(0.11)	$(0.11)	$(2.00)

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(In thousands, except per share data)
	(Unaudited)

Net sales	$51,737	$56,257	$56,805	$56,445
Cost of sales, inclusive of royalties, exclusive of product rights amortization	13,947	15,120	15,355	15,378
Acquired in-process research	—	—	—	21,243
Income (loss) from operations	5,408	6,492	9,725	(17,036)
Net income (loss)	4,270	5,554	8,828	(16,383)
Net income (loss) applicable to common shareholders per share — basic	$0.13	$0.17	$0.28	$(0.51)
Net income (loss) applicable to common shareholders per share — diluted	$0.13	$0.17	$0.27	$(0.51)

SCHEDULE II

Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	to
	Beginning	Expense		Balance at End
Years Ended December 31,	of Period	or Sales	Deductions	of Period
	(In thousands)

2006
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$3,573	$14,386	$(13,248)	$4,711
Inventory reserve	42	371	(183)	230
2005
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$2,210	$13,437	$(12,074)	$3,573
Inventory reserve	360	606	(924)	42
2004
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$819	$7,419	$(6,028)	$2,210
Inventory reserve	1,387	1,366	(2,393)	360

S-1

EXHIBIT INDEX

Exhibit
Number		Description of Document

2	.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.
3	.1(1)	Amended and Restated Certificate of Incorporation.
3	.2(1)	Amended and Restated Bylaws.
4	.1(1)	Specimen Stock Certificate.
4	.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4	.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4	.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.
4	.5(1)	Series B Preferred Stock Purchase Warrant, dated November 30, 2001, issued by the Registrant to Celgene Corporation.
4	.6(1)	Senior Convertible Promissory Note, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4	.7(1)	Common Stock Purchase Warrant, dated April 8, 2003, issued by the Registrant to Celgene Corporation.
4	.8(1)	Convertible Subordinated Promissory Note, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
4	.9(1)	Common Stock Purchase Warrant, dated April 11, 2003, issued by the Registrant to Penn Pharmaceuticals Holdings Limited.
10	.1(1)*	Amended and Restated 2001 Non-Employee Director Stock Option Plan.
10	.2(1)*	Amended and Restated 2000 Stock Incentive Plan.
10	.3(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.
10	.4(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.
10	.5(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10	.6(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10	.7(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.
10	.8(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10	.9(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10	.10(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.
10	.11(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.
10	.12(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.
10	.13(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.
10	.14(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.
10	.15(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.

Exhibit
Number		Description of Document

10	.16(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.
10	.17(3)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.
10	.18(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Judith A. Hemberger.
10	.19(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.
10	.20(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.
10	.21(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.
10	.22(3)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.
10	.23(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10	.24(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.
10	.25(2)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.
10	.26(4)	Amendment No. 2, dated as of December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, by and between Pharmion GmbH and Celgene U.K. Manufacturing II Limited (formerly Penn T Limited).
10	.27(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.
10	.28(4)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.
10	.29(4)	Lease, dated as of December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.
10	.31(5)	Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.
10	.32(6)	Manufacturing and Service Contract, dated as of December 20, 2005, by and between the Registrant and Ben Venue Laboratories, Inc.
10	.33(6)	Co-Development and License Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.
10	.34(6)	Supply Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.
10.35		Pharmion Corporation 2000 Stock Incentive Plan (Amended and Restated effective as of December 6, 2006)
10.36		2000 Stock Incentive Plan Agreements (Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Unit Agreement)
10.37		2001 Non-Employee Director Stock Option Plan Agreement
10	.38(7)	License Agreement on Amrubicin Hydrochloride, dated as of June 23, 2005, by and between Sumitomo Pharmaceuticals Co., Ltd. and Conforma Therapeutics Corporation
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (reference is made to page 52)
31.1		Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.
31.2		Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.
32.1		Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(4)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(6)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

(7)	Confidential treatment has been requested with respect to certain portions of the License Agreement.

*	Management Contract or Compensatory Plan or Arrangement required to be filed pursuant to Item 15(b) of Form 10-K.