Form 10-Q
period 2007-03-31
PHARMION CORP
filed 2007-05-09
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer  ☐                     Accelerated filer  ☑                     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007

Common Stock, $.001 par value per share	32,189,926 shares

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)
(Unauditied)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$69,879	$59,903
Short-term investments	62,978	76,310
Accounts receivable, net of allowances of $4,593 and $4,711, respectively	37,048	40,299
Inventories	12,810	12,411
Other current assets	12,856	14,045

Total current assets	195,571	202,968
Product rights, net	93,249	95,591
Goodwill	14,546	14,402
Property and equipment, net	8,184	7,121
Other assets	4,810	6,650

Total assets	$316,360	$326,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,755	$11,612
Accrued and other current liabilities	37,322	38,359

Total current liabilities	44,077	49,971
Deferred tax liability	2,762	2,734
Other long-term liabilities	929	945

Total liabilities	47,768	53,650

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 32,150,648 and 32,102,520 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	32	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Additional paid-in capital	490,552	488,553
Other comprehensive income	10,503	11,336
Accumulated deficit	(232,495)	(226,839)

Total stockholders’ equity	268,592	273,082

Total liabilities and stockholders’ equity	$316,360	$326,732

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$62,681	$56,594
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	16,938	15,213
Research and development	20,036	15,133
Acquired in-process research	—	20,480
Selling, general and administrative	28,566	22,512
Product rights amortization	2,462	2,439

Total operating expenses	68,002	75,777

Operating loss	(5,321)	(19,183)
Interest and other income, net	1,208	1,661

Loss before taxes	(4,113)	(17,522)
Income tax expense	1,543	2,214

Net loss	$(5,656)	$(19,736)

Net loss per common share:
Basic and Diluted	$(0.18)	$(0.62)

Weighted average number of common and common equivalent shares used to calculate net loss per common share:
Basic and Diluted	32,131	31,919

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Operating activities
Net loss	$(5,656)	$(19,736)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,989	3,013
Share-based compensation expense	1,238	775
Other	(338)	(74)
Changes in operating assets and liabilities:
Accounts receivable, net	3,452	(1,782)
Inventories	(285)	(664)
Other current assets	1,204	3,737
Other long-term assets	(12)	10
Accounts payable	(4,853)	(1,978)
Accrued liabilities	(214)	(38,657)

Net cash used in operating activities	(2,475)	(55,356)
Investing activities
Purchases of property and equipment	(1,556)	(451)
Purchase of available-for-sale investments	(20,025)	(18,050)
Sale and maturity of available-for-sale investments	33,716	63,840

Net cash provided by investing activities	12,135	45,339
Financing activities
Proceeds from exercise of common stock options and employee stock purchase plan	793	15
Payment of debt obligations	(17)	(55)

Net cash provided by (used in) financing activities	776	(40)
Effect of exchange rate changes on cash and cash equivalents	(460)	1,920

Net increase (decrease) in cash and cash equivalents	9,976	(8,137)
Cash and cash equivalents at beginning of period	59,903	90,443

Cash and cash equivalents at end of period	$69,879	$82,306

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OPERATIONS
     Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development-stage products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the licensor royalties on future sales and, in some cases, up front cash payments. The Company has acquired the rights to seven products, including four that are currently marketed or sold on a compassionate use or named patient basis, and three products that are in varying stages of clinical development. The Company has established operations in the United States, Europe and Australia. Through its distributor network, the Company can reach the hematology and oncology community in additional countries in the Middle East and Asia.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation
     The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the SEC pertaining to Form 10-Q. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain disclosures required for complete financial statements are not included herein. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K, which has been filed with the SEC.
      In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include all normal, recurring adjustments necessary to fairly present the Company’s financial position at March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006 and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any other future year.
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
     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company also considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income was $1.4 million and $1.7 million for the three months ended March 31, 2007 and 2006, respectively.
     The Company has entered into several standby letters of credit to guarantee both current and future commitments with office and equipment lease agreements and customer supply public tender commitments. The aggregate amount outstanding under the letters of credit was approximately $2.3 million and $2.2 million at March 31, 2007 and December 31, 2006, respectively. The letters of credit are secured by an equivalent amount of restricted cash held in U.S. and foreign cash accounts.
     Short-term Investments
     Short-term investments consist of investment grade government agency and corporate debt securities due within one year. Investments with maturities beyond one year are also classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income (loss). The estimated fair value of the available-for-sale securities is determined based on quoted market prices or rates for similar instruments.
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
     Inventories at March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Raw materials	$3,627	$3,709
Finished goods	9,183	8,702

Total inventories	$12,810	$12,411

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
     At March 31, 2007 and December 31, 2006, the allowance for returns was $0.9 million and $1.0 million, respectively.
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
     At March 31, 2007 and December 31, 2006, the allowance/accrual for chargebacks and rebates was $3.2 million and $4.0 million, respectively.
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
     At March 31, 2007 and December 31, 2006, the allowance for prompt pay discounts was $0.3 million and $0.4 million, respectively.
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
     Acquired In-Process Research
     The Company has acquired and will continue to acquire the rights to develop and commercialize new drug opportunities. The upfront payment to acquire and the new drug candidate as well as future milestone payments will be immediately expensed as acquired in-process research provided that the new drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
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
     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains an allowance for potential credit losses, and such losses have been within management’s expectations. Net revenues generated as a percent of total consolidated net revenues, for our three largest customers in the U.S. were as follows for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Oncology Supply	18%	19%
Cardinal Health	11%	13%
Oncology Therapeutics Network	7%	0%
     Net sales generated from international customers were individually less than 5% of consolidated net sales.
     Share-Based Compensation
      The Company recognizes compensation for share based awards to employees and directors under Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The Company has estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.
     Employee share-based compensation expense recognized in the three months ended March 31, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 15 percent, based on the Company’s historical option cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Share-based compensation expense recognized under SFAS No. 123R for the three months ended March 31, 2007 and 2006 was (in thousands):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2007	2006
Research and development	$305	$225
Selling, general and administrative	933	550

Total share-based compensation expense	$1,238	$775

     Valuation assumptions used to determine fair value of share based compensation
     The employee share-based compensation expense recognized under SFAS No. 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used include:

	Three Months
	Ended March 31,
	2007	2006
Risk-free interest rate	4.7%	4.6%
Expected stock price volatility	41%	42%
Expected option term until exercise	4.4 years	4.0 years
Expected dividend yield	0%	0%
     The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected life of the options was estimated using peer data of companies in the life science industry with similar equity plans.
     The weighted-average fair value per share was $11.98 and $6.44 for stock options granted in the three months ended March 31, 2007 and 2006, respectively.
     As of March 31, 2007, there was approximately $8.7 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 2.8 years.

     A summary of the option activity for the three months ended March 31, 2007 was as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(years)	(in thousands)
Outstanding at January 1, 2007	3,287,559	$19.26
Granted	34,900	$29.86
Exercised	(30,285)	$18.65
Terminated	(10,655)	$23.45

Outstanding, March 31, 2007	3,281,519	$19.37	4.91	$29,452

Vested and expected to vest, March 31, 2007	2,949,967	$19.11	4.75	$27,873

Exercisable, March 31, 2007	1,936,799	$17.99	4.03	$22,539

     The following table presents a summary of the Company’s non-vested shares of restricted stock awards as of March 31, 2007:

		Weighted Average
		Fair Value at Grant
	Number of Shares	Date
Non-vested at December 31, 2006	229,878	$23.38
Granted	33,100	$30.03
Vested	(3,315)	$16.38
Terminated	(10,865)	$19.47

Non-vested, March 31, 2007	248,798	$22.37

     The restricted stock units vest over a four year period, with 25% of the award vesting on the first year anniversary date. Thereafter, the award vests in equal installments of 6.25% on a quarterly basis.
NOTE 3. NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three months ended March 31, 2007 and 2006, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.
     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 3.5 million and 2.2 million for the three months ended March 31, 2007 and 2006, respectively.
NOTE 4. LICENSE AGREEMENTS AND PRODUCT RIGHTS
     MethylGene
     In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25 million, including a $20.5 million license fee and the remainder as an equity investment in MethylGene common shares. The common shares were purchased at a subscription price of CDN $3.125 which represented a 25% premium over the market closing price on January 27, 2006. The Company currently owns approximately 5.0% of the outstanding common shares of MethylGene Inc. The ownership interest is recorded at fair value and is accounted for as a long-term available-for-sale security, which is classified in other assets.
NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
     The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) for the three months ended March 31, 2007 and 2006 was (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net loss	$(5,656)	$(19,736)
Other comprehensive loss, net of tax:
Foreign currency translation gain	996	1,828
Unrealized gain (loss) on available-for-sale securities	(1,829)	1,546

Comprehensive loss	$(6,489)	$(16,362)

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
NOTE 6. INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three months ended March 31, 2007 and 2006 resulted primarily from taxable income generated in certain foreign jurisdictions. The Company has generated net operating loss carryforwards in certain jurisdictions, most notably in the U.S. and Switzerland. The Company has fully reserved the potential tax benefit in its balance sheet, due to the uncertainty of realizing the asset in future periods. The Internal Revenue Code contains provisions that limit the annual utilization of U.S. net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Code. Such an ownership change occurred for the Company in 2006.
NOTE 7. GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three months ended March 31, 2007 and 2006 was (in thousands):

	Three Months Ended
	March 31,
	2007	2006
United States net sales	$34,194	$33,787
Foreign entities net sales	28,487	22,807

Total net sales	$62,681	$56,594

United States operating loss	$(2,120)	$(7,893)
Foreign entities operating loss	(3,201)	(11,290)

Total operating loss	$(5,321)	$(19,183)

NOTE 8. RECENTLY ISSUED ACCOUNTING STANDARDS
     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007. The Company has analyzed tax positions in all jurisdictions where we are required to file an income tax return and have concluded that we do not have any material unrecognized tax benefits. As a result, there was no material effect on our financial position or results of operations due to the implementation of FIN 48. We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions. Most of the income tax returns filed in the U.S. and foreign jurisdictions are subject to potential examination from the date of start-up through the current year, due to net operating losses that have been generated since the commencement of operations. Certain income tax returns in the U.K. and France for years prior to 2001 and 2003, respectively, are no longer subject to examination. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no interest expense recognized during the quarter.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the condensed financial statements and the related notes that appear elsewhere in this document. This Quarterly Report on Form 10-Q should also be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

FORWARD-LOOKING STATEMENTS
     All statements, trend analysis and other information contained in this Quarterly Report on Form 10-Q that are not historical in nature are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in sales, gross margins and anticipated expense levels, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans, forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those mentioned in the discussion below and the factors set forth under “Risk Factors” below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As a result, you should not place undue reliance on these forward-looking statements. We undertake no obligation to revise these forward-looking statements to reflect future events or developments.
Overview
     We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in numerous additional countries throughout Europe, the Middle East and Asia. To date, we have acquired the rights to seven products, including four that are currently marketed or sold on a compassionate use or named patient basis, and three products that are in varying stages of development.
     In May 2004, Vidaza® was approved for marketing in the U.S. and we commenced sales of the product in July 2004. Pending positive data from an ongoing Phase 3 study expected to be available in the second half of 2007, we plan to file for marketing approval in the European Union (E.U.) by the end of 2007. Until Vidaza is approved, we intend to sell Vidaza on a compassionate use and named patient basis throughout the major markets in the E.U.
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
     In January 2006, we entered into a license and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s histone deacetylase (HDAC) inhibitors in North America, Europe, the Middle East and certain other international markets, including MGCD0103, MethylGene’s lead HDAC inhibitor, which is currently in several Phase I and Phase II clinical trials in both solid tumors and hematological disorders.
     In November 2006, we acquired 100% of the outstanding common stock of Cabrellis Pharmaceuticals Corporation and gained the rights to amrubicin, a third-generation synthetic anthracycline currently in advanced Phase 2 development for small cell lung cancer (SCLC) in North America and the E.U. We intend to initiate a Phase 3 registrational study in relapsed/refractory SCLC in the second half of 2007.
     With our combination of regulatory, development and commercial capabilities, we intend to continue to build a portfolio of approved products and product candidates targeting the hematology and oncology markets.
Recent Developments
     On May 2, 2007, we announced our intention to offer to sell, subject to market and other conditions, 4,000,000 shares of our common stock in an underwritten public offering. In addition, the underwriters would be granted a 30-day option to purchase up to an additional 600,000 shares of our common stock. All of the shares are being offered by the Company. Information about the offering is available in the preliminary prospectus supplement for the offering that was filed with the Securities and Exchange Commission on May 2, 2007. We filed a shelf registration statement on Form S-3 relating to the securities being offered with the Securities and Exchange Commission on May 2, 2007, which became immediately effective upon filing.

     On May 7, 2007, we entered into an amendment to our current lease agreement with Centro III, LLC for our Boulder, Colorado facility. Pursuant to the amendment, we have extended the lease term for five years, through and including December 31, 2012, and we have reduced our base rent obligations for the facility currently subject to the lease. The amendment has been filed as Exhibit 10.39 to this Quarterly Report on Form 10-Q.
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
     The allowance for returns was $0.9 million and $1.0 million at March 31, 2007 and December 31, 2006, respectively.
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

     The allowance/accrual for chargebacks and rebates was $3.2 million at March 31, 2007 and $4.0 million at December 31, 2006.
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
     The allowance for prompt pay discounts was $0.3 million at March 31, 2007 and $0.4 million at December 31, 2006.
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
     Acquired In-Process Research
     The Company has acquired and will continue to acquire the rights to develop and commercialize new drug opportunities. The upfront payment to acquire the new drug candidate as well as future milestone payments will be immediately expensed as acquired in-process research provided that the new drug has not a achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
     Accounting for Share-Based Compensation
     We account for share-based awards exchanged for services using SFAS No. 123R, “Share-Based Payment” which requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period.
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
     Employee share-based compensation expense was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     As of March 31, 2007, total compensation cost related to nonvested stock options not yet recognized in the statement of operations was approximately $8.7 million, which is estimated to be expensed over a weighted average period of 2.8 years.
Recently Issued Accounting Standards
     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007. The Company has analyzed tax positions in all jurisdictions where we are required to file an income tax return and have concluded that we do not have any material unrecognized tax benefits. As a result, there was no material effect on our financial position or results of operations due to the implementation of FIN 48. We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions. Most of the income tax returns filed in the U.S. and foreign jurisdictions are subject to potential examination from the date of start-up through the current year, due to net operating losses that have been generated since the commencement of operations. Certain income tax returns in the U.K. and France for years prior to 2001 and 2003, respectively, are no longer subject to examination. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no interest expense recognized during the quarter.

Results of Operations
Comparison of the Company’s Results for the Three Months Ended March 31, 2007 and 2006
     Net sales. Net sales totaled $62.7 million for the three months ended March 31, 2007 as compared to $56.6 million for the three months ended March 31, 2006. Net sales included $34.2 million and $33.8 million in the U.S. for the three months ended March 31, 2007 and 2006, respectively, and $28.5 million and $22.8 million in Europe and other countries for the three months ended March 31, 2007 and 2006, respectively. The primary reason for the net sales increase is due an increase in Vidaza net sales. Europe and other international markets experienced continued growth in compassionate use and named patient sales of Vidaza, which increased by $5.2 million to $6.4 million for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006. While total net sales of Vidaza in the first quarter of 2007 have increased by $4.8 million to $37.7 million as compared to the same period of 2006, U.S. sales levels declined by $0.4 million from the prior year results due to introduction of two competing products into the marketplace during 2006. Europe and other international markets experienced slight growth in compassionate use and named patient sales of thalidomide resulting in net sales of $20.1 million for the three months ended March 31, 2007 versus net sales of $19.5 million for the comparable period of 2006. Net sales of Innohep also increased by $0.8 million to $2.9 million for the three months ended March 31, 2007 from $2.1 million for the comparable period of 2006.
     Reductions from gross to net sales, which include product returns, chargebacks, rebates and prompt pay discounts totaled $4.6 million and $4.8 million for the three months ended March 31, 2007 and 2006, respectively. As a percentage of gross sales, the reductions were 6.8% for the first quarter of 2007 versus 7.8% for the first quarter in 2006. The decrease is the result of a reduction in prompt pay discounts provided in the first quarter of 2007.
     Cost of sales. Cost of sales for the three months ended March 31, 2007 totaled $16.9 million compared to $15.2 million for the three months ended March 31, 2006. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and included separately with operating expenses. The increase was the direct result of the increase in net sales. Our gross margins for the three months ended March 31, 2007 and 2006 remained constant at 73%. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $20.0 million for the three months ended March 31, 2007 as compared to $15.1 million for the three months ended March 31, 2006. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Increased development expenses resulting from the 2006 licensing of amrubicin and the MethylGene HDAC inhibitor program resulted in $2.6 million of the increase. An additional $1.8 million of the increase is due to growth in clinical study costs for Vidaza and further clinical studies for thalidomide as well as Vidaza alternative formulation development costs. Additionally, personnel costs increased $1.5 million due to the hiring of personnel to manage development programs for the products acquired during 2006. Increases noted in development costs and personnel costs were partially reduced by a $1.2 million reduction in satraplatin development costs incurred in the first quarter of 2007 versus the comparable period in 2006. We expect research and development expenses to continue to grow on a quarterly basis throughout 2007 as the development programs for our products mature.
     Acquired in-process research. In January 2006, we entered into a licensing and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s HDAC inhibitor in North America, Europe, the Middle East and certain other markets. Under terms of this agreement, we made up front payments to MethylGene of $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares The $20.5 million license fee was immediately expensed as acquired in-process research as MethylGene’s HDAC inhibitor has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. No such expense was incurred in the first quarter of 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $28.6 million for the three months ended March 31, 2007 as compared to $22.5 million for the three months ended March 31, 2006. Sales and marketing expenses totaled $21.1 million for the three months ended March 31, 2007, an increase of $5.2 million over the comparable period of 2006. The expansion of our field-based headcount in the U.S. and increased Vidaza marketing activities in response to new competitive products that were launched in 2006 increased sales and marketing expenses by $4.6 million. In addition, we increased pre-approval marketing costs for thalidomide, satraplatin and Vidaza in Europe.
     General and administrative expenses totaled $7.5 million for the three months ended March 31, 2007 as compared to $6.6 million for the three months ended March 31, 2006. Personnel costs for general and administrative functions, such as legal, finance, human resources and information technology, and recruiting costs increased by $0.9 million for the first quarter of 2007 as compared to 2006 to support the overall growth of our commercial and research and development activities.

     Product rights amortization. Product rights amortization totaled $2.5 million for the three months ended March 31, 2007 as compared to $2.4 million for the three months ended March 31, 2006. The slight increase in the first quarter of 2007 is due to currency translation adjustments. No additions to product rights occurred in the first quarter of 2007.
     Interest and other income, net. Interest and other income, net, totaled $1.2 million for the three months ended March 31, 2007, a decrease of $0.5 million over the first quarter of 2006. The decrease is due to the decrease in cash, cash equivalents, and short-term investments as a result of payments made in November, 2006 for the acquisition of Cabrellis Pharmaceuticals Corporation, partially offset by the improved investment returns due to higher interest rates for investments in the first quarter of 2007 versus the comparable period in 2006.
     Income tax expense. Income tax expense totaled $1.5 million for the three months ended March 31, 2007 as compared to $2.2 million for the three months ended March 31, 2006. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The decrease in income tax expense is due primarily to a reduction in taxable income in certain foreign markets in comparison to the comparable period in the prior year.
Liquidity and Capital Resources
     As of March 31, 2007, we had an accumulated deficit of $232.5 million. Although we achieved profitability during 2005, our recent business development transactions significantly increased our operating expenses, resulting in net losses during 2006 and for the three months ended March 31, 2007. We expect to continue to incur significant net losses for 2007. To date, our operations have been funded primarily with proceeds from the sale of preferred and common stock and net sales of our products. Net proceeds from our preferred stock sales totaled $125.0 million and our public offerings of common stock completed in November 2003 and July 2004 resulted in combined net proceeds of $314.1 million. We began generating revenue from product sales in July 2002.
     Cash, cash equivalents and short-term investments decreased from $136.2 million at December 31, 2006 to $132.9 million at March 31, 2007. This $3.3 million decrease is primarily the result of cash used to fund operations and purchase property and equipment.
     We expect that our cash on hand at March 31, 2007, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.
Contractual Obligations
     Our contractual obligations as of March 31, 2007 are as follows (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)
Contractual Obligations
Operating leases	$25,653	$3,399	$4,456	$4,256	$3,558	$3,266	$6,718
Research and development	24,200	7,550	7,400	7,400	1,850	—	—
Inventory purchase commitments	8,330	8,330	—	—	—	—	—
Product acquisition payments	1,000	1,000	—	—	—	—	—
Product royalty payments	900	900	—	—	—	—	—

Total — fixed contractual obligations	$60,083	$21,179	$11,856	$11,656	$5,408	$3,266	$6,718

     Research and development. In December 2005, we entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to that agreement, we made an up front payment of $37.1 million to GPC Biotech in early January 2006. Of that amount, $21.2 million was allocated to acquired in-process research and charged to expenses in 2005. The remaining amount of $15.9 million was a prepayment of clinical development costs. The licensing agreement also stipulates we provide an additional $22.2 million for similar future development costs. This amount is reflected in the schedule above in equal annual amounts for 2007-2010.
     We previously entered into two agreements with Celgene to provide funding to support clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we paid Celgene $4.7 million in 2005, $2.7 million in 2006, and $2.7 million will be paid in 2007.

     Operating leases. Our commitment for operating leases relates primarily to our corporate and sales offices located in the U.S., Europe, Thailand and Australia. The second amendment to lease, dated May 7, 2007 between Centro III and the Company has been included in the contractual obligations schedule under operating leases. Further details of the lease commitment are included under exhibit 10.39 of this filing. These lease commitments expire on various dates through 2015.
     Inventory purchase commitments. The contractual summary above includes contractual obligations related to our product supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.
     Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire on the date we obtain regulatory approval to market thalidomide in the European Union (E.U.). The amounts reflected in the summary above represent the minimum amounts due under these agreements.
     Product acquisition payments. We have future payment obligations associated with the June 2005 addition to thalidomide product rights. We paid $5.0 million in June 2005 and $1.0 million in June 2006 for this acquisition and one additional payment of $1.0 million is due in June 2007.
     Contingent product acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the terms of the agreement with GPC Biotech, we will pay them up to an additional $30.5 million based on the achievement of certain regulatory filing and approval milestones, up to an additional $75 million for up to five subsequent E.U. approvals for additional indications, and sales milestones totaling up to $105 million based on the achievement of significant annual sales levels in our territories. Similarly, under the agreement with MethylGene, our milestone payments for MGCD0103 could reach $141 million, based on the achievement of significant development, regulatory and sales goals. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. Under the terms of the Cabrellis Pharmaceuticals Corporation acquisition agreement, we will pay $12.5 million for each approval of amrubicin by regulatory authorities in the U.S. and the E.U. Additionally, upon amrubicin’s approval for a second indication in the U.S. or E.U., we will pay an additional payment of $10 million for each market. Under the terms of our license agreement for amrubicin, we are also required to make milestone payments of $7.0 million and $1.0 million to Dainippon Sumitomo Pharma Co. Ltd. upon regulatory approval of amrubicin in the U.S. and the E.U., respectively, and up to $17.5 million upon achieving certain annual sales levels in the U.S. Finally, under the agreements with Schering AG, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We have no material changes to the disclosure on this Item made in our Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
     For a description of the Company’s outstanding legal proceedings, please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 15, 2007. No material changes have occurred during the period covered by this report.
Item 1A. Risk Factors
     The Risk Factors included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed other than as set forth below.
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
     The primary competition and potential competition for our principal products currently are:
     Vidaza. In the MDS market, Vidaza primarily competes with two products that were recently approved by the FDA: Revlimid®, from Celgene, approved in late 2005 and Dacogen® from MGI Pharma, Inc., approved in May 2006. Revlimid was approved by the FDA as a treatment for certain low risk MDS patients and has received a positive opinion from the EMEA for relapsed or refractory multiple myeloma and is currently under review for regulatory approval by the EMEA for low risk MDS. We also face competition for Vidaza from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors.
     Thalidomide Pharmion. To date, Thalidomide Pharmion primarily competes with Velcade® from Millennium Pharmaceuticals Inc., and traditional therapies used in the treatment of multiple myeloma, including chemotherapeutic agents, such as melphalan and dexamethasone. In addition, because we have only limited patent protection for Thalidomide Pharmion, other generic versions of thalidomide available throughout Europe and other territories where we sell thalidomide without orphan drug exclusivity. Governmental and other pressures to reduce pharmaceutical costs may result in physicians writing prescriptions for these generic products. Increased competition from the sale of competing generic pharmaceutical products could cause a material decrease in sales of our products. Moreover, Revlimid ® from Celgene, has received a positive opinion from the EMEA for relapsed or refractory multiple myeloma. If approved, Revlimid will also compete with Thalidomide Pharmion in the E.U.
     Satraplatin. We intend to seek an approval for satraplatin as a treatment for second line HRPC in 2007. Currently, there are no approved treatments for this indication. However, satraplatin may face competition from other therapies that are approved for first line or untreated HRPC, including Taxotere® from Sanofi Aventis SA or other compounds that are in development for HRPC.
     Amrubicin. We are currently planning to initiate late stage clinical trials and, if those trials are positive, seek approval for amrubicin in the sensitive or relapsed/refractory SCLC indication. Currently, approved products for second-line treatment of SCLC include Hycamtin® (topotecan) from GlaxoSmithKline plc. In addition, there are several products in clinical development in SCLC, including Alimta® (pemetrexed) from Eli Lilly and Company and picoplatin from Poniard Pharmaceuticals, both of which are in a later stage of development than amrubicin.
     In addition, there are a number of products in earlier stages of development at other biotechnology and pharmaceutical companies that, if successful in clinical trials, may ultimately compete with our commercial and late-stage products listed above and our earlier-stage products.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are being filed as part of this report:

Exhibit
Number	Description of Document
10.39	Second Amendment to Lease, dated May 7, 2007, by and between the Registrant and Centro III, LLC.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications for President and Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMION CORPORATION
By:	/s/ Patrick J. Mahaffy
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2007

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 9, 2007

Exhibit Index

Exhibit
Number	Description of Document
10.39	Second Amendment to Lease, dated May 7, 2007, by and between the Registrant and Centro III, LLC.

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications for President and Chief Executive Officer and Chief Financial Officer.