Form 10-Q
period 2007-06-30
PHARMION CORP
filed 2007-08-08
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-50447
Pharmion Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-1521333
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2525 28th Street, Suite 200,
Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2007

Common Stock, $.001 par value per share	36,886,348 shares

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$158,970	$59,903
Short-term investments	100,275	76,310
Accounts receivable, net of allowances of $5,112 and $4,711, respectively	44,640	40,299
Inventories	12,286	12,411
Other current assets	13,266	14,045

Total current assets	329,437	202,968
Product rights, net	90,910	95,591
Goodwill	14,699	14,402
Property and equipment, net	9,366	7,121
Other assets	7,001	6,650

Total assets	$451,413	$326,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,213	$11,612
Accrued and other current liabilities	45,899	38,359

Total current liabilities	55,112	49,971
Deferred tax liability	2,790	2,734
Other long-term liabilities	929	945

Total liabilities	58,831	53,650

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 36,804,772 and 32,102,520 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	37	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	622,088	488,553
Other comprehensive income	12,240	11,336
Accumulated deficit	(241,783)	(226,839)

Total stockholders’ equity	392,582	273,082

Total liabilities and stockholders’ equity	$451,413	$326,732

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$65,838	$60,366	$128,519	$116,960
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	18,167	16,672	35,105	31,885
Research and development	22,838	18,386	42,874	33,519
Acquired in-process research	—	—	—	20,480
Selling, general and administrative	32,086	25,986	60,652	48,498
Product rights amortization	2,470	2,451	4,932	4,890

Total operating expenses	75,561	63,495	143,563	139,272

Operating loss	(9,723)	(3,129)	(15,044)	(22,312)
Interest and other income, net	2,249	1,755	3,457	3,416

Loss before taxes	(7,474)	(1,374)	(11,587)	(18,896)
Income tax expense	1,814	2,140	3,357	4,354

Net loss	$(9,288)	$(3,514)	$(14,944)	$(23,250)

Net loss per common share:
Basic and Diluted	$(0.27)	$(0.11)	$(0.45)	$(0.73)

Weighted average number of common and common equivalent shares used to calculate net loss per common share:
Basic and Diluted	34,339	32,007	33,241	31,963

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Operating activities
Net loss	$(14,944)	$(23,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,116	6,079
Share-based compensation expense	2,641	1,562
Other	(586)	(171)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,916)	(1,102)
Inventories	448	(1,241)
Other current assets	804	7,160
Other long-term assets	(53)	4
Accounts payable	(2,401)	(985)
Accrued liabilities	7,163	(39,226)

Net cash used in operating activities	(4,728)	(51,170)
Investing activities
Purchases of property and equipment	(3,284)	(660)
Purchase of available-for-sale investments	(96,723)	(52,141)
Sale and maturity of available-for-sale investments	73,383	105,682

Net cash provided by (used in) investing activities	(26,624)	52,881
Financing activities
Proceeds from sale of common stock, net of issuance costs	129,576	—
Proceeds from exercise of common stock options and employee stock purchase plan	1,411	514
Payment of debt obligations	(920)	(1,073)

Net cash provided by (used in) financing activities	130,067	(559)
Effect of exchange rate changes on cash and cash equivalents	352	1,675

Net increase in cash and cash equivalents	99,067	2,827
Cash and cash equivalents at beginning of period	59,903	90,443

Cash and cash equivalents at end of period	$158,970	$93,270

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OPERATIONS
     Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development-stage products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the licensor some combination of royalties on future sales, up front and/or milestone cash payments, and development funding. The Company has acquired the rights to or developed eight products, including four that are currently marketed or sold on a compassionate use or named patient basis, and four products that are in varying stages of clinical development. The Company has established drug development, regulatory, and commercial capabilities in the United States, Europe and Australia. Through its distributor network, the Company can reach the hematology and oncology community in additional countries in Asia, Latin America, and the Middle East.
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
     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include all normal, recurring adjustments necessary to fairly present the Company’s financial position at June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any other future year.
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
     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company also considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income was $3.5 million and $3.6 million for the six months ended June 30, 2007 and 2006, respectively.
     The Company has entered into several standby letters of credit to guarantee both current and future commitments with office and equipment lease agreements and customer supply public tender commitments. The aggregate amount outstanding under the letters of credit was approximately $2.4 million and $2.2 million at June 30, 2007 and December 31, 2006, respectively. The letters of credit are secured by an equivalent amount of restricted cash held in U.S. and foreign cash accounts.

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
     Inventories at June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Raw materials	$2,774	$3,709
Finished goods	9,512	8,702

Total inventories	$12,286	$12,411

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
     At June 30, 2007 and December 31, 2006, the allowance for returns was $0.9 million and $1.0 million, respectively.
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
     At June 30, 2007 and December 31, 2006, the allowance/accrual for chargebacks and rebates was $3.7 million and $4.0 million, respectively.
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
     At June 30, 2007 and December 31, 2006, the allowance for prompt pay discounts was $0.4 million for each period.
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
     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains an allowance for potential credit losses, and such losses have been within management’s expectations. Net revenues generated as a percent of total consolidated net revenues, for our three largest customers in the U.S. were as follows for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
	2007	2006
Oncology Supply	18%	19%
Cardinal Health	9%	12%
Oncology Therapeutics Network	7%	4%
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
     Employee share-based compensation expense recognized in the three and six months ended June 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 15 percent, based on the Company’s historical option cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Share-based compensation expense recognized under SFAS No. 123R for the three and six months ended June 30, 2007 and 2006 was (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Research and development	$356	$215	$660	$440
Selling, general and administrative	1,047	572	1,981	1,122

Total share-based compensation expense	$1,403	$787	$2,641	$1,562

     Valuation assumptions used to determine fair value of share based compensation
     The employee share-based compensation expense recognized under SFAS No. 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used include:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	4.8%	4.8%	4.7%	4.7%
Expected stock price volatility	40%	41%	41%	41%
Expected option term until exercise	4.3 years	4.1 years	4.3 years	4.1 years
Expected dividend yield	0%	0%	0%	0%
     The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected life of the options was estimated using peer data of companies in the life science industry with similar equity plans.
     The weighted-average fair value per option was $12.08 and $6.90 for stock options granted in the three months ended June 30, 2007 and 2006, respectively. The weighted-average fair value per option was $12.05 and $6.72 for stock options granted in the six months ended June 30, 2007 and 2006, respectively.
     As of June 30, 2007, there was approximately $8.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 2.6 years.
     A summary of the option activity for the six months ended June 30, 2007 was as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(years)	(in thousands)
Outstanding at January 1, 2007	3,287,559	$19.26
Granted	115,200	$30.42
Exercised	(78,802)	$15.01
Terminated	(31,631)	$22.83

Outstanding, June 30, 2007	3,292,326	$19.72	4.77	$35,991

Vested and expected to vest, June 30, 2007	2,984,776	$19.44	4.63	$33,920

Exercisable, June 30, 2007	2,030,383	$18.14	3.98	$27,207

     The following table presents a summary of the Company’s non-vested shares of restricted stock awards as of June 30, 2007:

		Weighted Average
		Fair Value at Grant
	Number of Shares	Date
Non-vested at December 31, 2006	229,878	$23.38
Granted	72,150	$29.07
Vested	(11,835)	$17.73
Terminated	(15,340)	$19.88

Non-vested, June 30, 2007	274,853	$23.36

     The restricted stock units vest over a four year period, with 25% of the award vesting on the first year anniversary date. Thereafter, the award vests in equal installments of 6.25% on a quarterly basis.
NOTE 3. NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three and six months ended June 30, 2007 and 2006, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.
     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 3.5 million and 1.7 million for the three months ended June 30, 2007 and 2006, respectively, and 3.5 million and 2.0 million for the six months ended June 30, 2007 and 2006, respectively.
NOTE 4. LICENSE AGREEMENTS AND PRODUCT RIGHTS
     MethylGene
     In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made up front payments to MethylGene totaling $25 million, including a $20.5 million license fee and the remainder as an equity investment in MethylGene common shares. The common shares were purchased at a subscription price of CDN $3.125 which represented a 25% premium over the market closing price on January 27, 2006. The Company currently owns approximately 5.0% of the outstanding common shares of MethylGene Inc. The investment in MethylGene common stock is classified in other assets and is accounted for as a long-term available-for-sale security with changes in fair value recorded to other comprehensive income (loss).
NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
     The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	$(9,288)	$(3,514)	$(14,944)	$(23,250)
Other comprehensive loss, net of tax:
Foreign currency translation gain (loss)	(405)	2,962	591	4,790
Unrealized gain (loss) on available-for-sale securities	2,142	(1,070)	313	476

Comprehensive loss	$(7,551)	$(1,622)	$(14,040)	$(17,984)

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
NOTE 6. INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three and six months ended June 30, 2007 and 2006 resulted primarily from taxable income generated in certain foreign jurisdictions. The Company has generated net operating loss carryforwards in certain jurisdictions, most notably in the U.S. and Switzerland. The Company has fully reserved the potential tax benefit in its balance sheet, due to the uncertainty of realizing the asset in future periods. The Internal Revenue Code contains provisions that limit the annual utilization of U.S. net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Code. Such an ownership change occurred for the Company in 2006.
     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007. The Company has analyzed tax positions in all jurisdictions where we are required to file an income tax return and we have concluded that we do not have any material unrecognized tax benefits. As a result, there was no material effect on our financial position or results of operations due to the implementation of FIN 48. We file a

U.S. federal income tax return as well as returns for various state and foreign jurisdictions. Most of the income tax returns filed in the U.S. and foreign jurisdictions are subject to potential examination from the date of start-up through the current year, due to net operating losses that have been generated since the commencement of operations. Certain income tax returns in the U.K. and France for years prior to 2001 and 2003, respectively, are no longer subject to examination. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no significant interest expense recognized during the current year.
NOTE 7. GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three and six months ended June 30, 2007 and 2006 was (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
United States net sales	$35,394	$36,796	$69,588	$70,583
Foreign entities net sales	30,444	23,570	58,931	46,377

Total net sales	$65,838	$60,366	$128,519	$116,960

United States operating income (loss)	$(4,979)	$315	$(7,099)	$(7,578)
Foreign entities operating loss	(4,744)	(3,444)	(7,945)	(14,734)

Total operating loss	$(9,723)	$(3,129)	$(15,044)	$(22,312)

NOTE 8. EQUITY
     On May 16, 2007, the Company sold 4,000,000 shares of its common stock in an underwritten public offering, which generated $113.1 million of net proceeds. On June 11, 2007, the underwriters exercised their option to purchase 600,000 additional shares of common stock, which generated $16.5 million of additional net proceeds.
NOTE 9. SUBSEQUENT EVENT
     In July 2007, the European Medicines Agency (EMEA) accepted our marketing authorization application for satraplatin in combination with prednisone for hormone-refractory prostate cancer. This acceptance triggered an $8.0 million milestone payment to GPC Biotech AG that was paid in July. This charge will be recognized as an acquired in-process research expense in the third quarter of 2007.
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
Overview
     We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in numerous additional countries throughout Europe, Middle East, Asia, and Latin America. To date, we have acquired the rights to or internally developed eight products, including four that are currently marketed or sold on a compassionate use or named patient basis, and four products that are in varying stages of development.
     In May 2004, Vidaza® was approved for marketing in the U.S. and we commenced sales of the product in July 2004. We plan to file for marketing approval in the European Union (E.U.) by the end of 2007. Until Vidaza is approved, we intend to sell Vidaza on a compassionate use and named patient basis throughout the major markets in the E.U.
     Thalidomide (including Thalidomide Pharmion and the Laphal thalidomide formulation) is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization in those markets. We also sell thalidomide on an approved basis in Australia and certain other international markets. In February 2007, the European Medicines Agency (EMEA) accepted for review our Marketing Authorization Application (MAA) for Thalidomide Pharmion for the treatment of untreated multiple myeloma. We expect the results of the EMEA’s review to be available in late 2007 or early 2008. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets.
     In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Initial data from the Phase 3 study examining satraplatin as a treatment for hormone refractory prostate cancer was presented in February 2007 and we submitted an MAA to the EMEA based on this data in July 2007.
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
     In November 2006, we acquired 100% of the outstanding common stock of Cabrellis Pharmaceuticals Corporation and gained the rights to amrubicin, a third-generation synthetic anthracycline currently in advanced Phase 2 development for small cell lung cancer (SCLC) in North America and the E.U. We intend to initiate a Phase 3 pivotal study in second-line SCLC in the fourth quarter of 2007.
     With our combination of regulatory, development and commercial capabilities, we intend to continue to build a portfolio of approved products and product candidates targeting the hematology and oncology markets.
Recent Developments
     In the second quarter of 2007, the Company sold 4,600,000 shares of common stock in an underwritten public offering. The net proceeds resulting from this sale were $129.6 million.
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
     The allowance for returns was $0.9 million and $1.0 million at June 30, 2007 and December 31, 2006, respectively.
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
     The allowance/accrual for chargebacks and rebates was $3.7 million and $4.0 million at June 30, 2007 and December 31, 2006, respectively.
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
     The allowance for prompt pay discounts was $0.4 million at June 30, 2007 and at December 31, 2006.

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
     As of June 30, 2007, total compensation cost related to nonvested stock options not yet recognized in the statement of operations was approximately $8.5 million, which is estimated to be expensed over a weighted average period of 2.6 years.
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
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no significant interest expense recognized during the current year.

Results of Operations
     Comparison of the Company’s Results for the Three Months Ended June 30, 2007 and 2006
     Net sales. Net sales totaled $65.8 million for the three months ended June 30, 2007 as compared to $60.4 million for the three months ended June 30, 2006. Net sales in the U.S. totaled $35.4 million and $36.8 million for the three months ended June 30, 2007 and 2006, respectively, and $30.4 million and $23.6 million in Europe and other countries for the three months ended June 30, 2007 and 2006, respectively. The primary reason for the net sales increase is due to an increase in Vidaza net sales outside the U.S.. Europe and other international markets experienced continued growth in compassionate use and named patient sales of Vidaza, which increased by $5.6 million to $8.0 million for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. While total net sales of Vidaza in the second quarter of 2007 have increased by $4.4 million to $40.5 million as compared to the same period in 2006, U.S. sales levels declined by $1.2 million from prior year results due to the introduction of two competing products into the marketplace during 2006. Sales of thalidomide in Europe and other international markets totaled $20.4 million for the three months ended June 30, 2007 compared to net sales of $19.1 million for the same period of 2006.
     Reductions from gross to net sales, which include allowances for product returns, chargebacks, rebates and prompt pay discounts totaled $5.9 million and $4.5 million for the three months ended June 30, 2007 and 2006, respectively. As a percentage of gross sales, the reductions were 8.2% for the second quarter of 2007 versus 7.0% for the second quarter in 2006. The increase to the net revenue adjustments from the comparable period in the prior year is due to an increase to the anticipated sales from wholesalers to members of group purchasing organizations who receive discount pricing, primarily related to Innohep.
     Cost of sales. Cost of sales for the three months ended June 30, 2007 totaled $18.2 million compared to $16.7 million for the three months ended June 30, 2006. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and is presented separately within operating expenses. The increase to cost of sales was the direct result of the increase in net sales. Our gross margin was 72% for the three months ended June 30, 2007 and 2006. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $22.8 million for the three months ended June 30, 2007 as compared to $18.4 million for the three months ended June 30, 2006. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Increased development expenses resulting from the 2006 licensing of amrubicin and the MethylGene HDAC inhibitor products resulted in $1.8 million of the increase. An additional $2.4 million of the increase is due to Phase 3 clinical studies and EMEA regulatory activities for thalidomide and growth in clinical study costs for satraplatin. Additionally, personnel costs increased $0.9 million due to the hiring of personnel to manage research and development programs for the products acquired during 2006. These increases were partially offset by a $0.9 million reduction in Vidaza development costs incurred in the second quarter of 2007 versus the comparable period in 2006. We expect research and development expenses to continue to grow on a quarterly basis throughout 2007 as the development programs for our products mature.
     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $32.1 million for the three months ended June 30, 2007 as compared to $26.0 million for the three months ended June 30, 2006. Sales and marketing expenses totaled $23.4 million for the three months ended June 30, 2007, an increase of $4.0 million over the comparable period in 2006. The expansion of our field-based headcount in the U.S. and increased Vidaza marketing activities in response to new competitive products that were launched in 2006 increased sales and marketing expenses by $1.6 million. The remaining increase to sales and marketing expense was attributable to pre-approval market research and other activities undertaken to prepare for the potential approval and launch of thalidomide, satraplatin and Vidaza in Europe.
     General and administrative expenses totaled $8.7 million for the three months ended June 30, 2007 as compared to $6.6 million for the three months ended June 30, 2006. The increase was due to higher personnel costs for our general and administrative functions, such as legal, finance, human resources and information technology to support the growth in commercial and research and development activities. In addition, employee recruitment costs were higher in 2007 as we have expanded all functions of our Company to support our growth.
     Product rights amortization. Product rights amortization totaled $2.5 million for the three months ended June 30, 2007 and 2006. There were no additions to product rights since the second quarter of 2006 and, therefore, amortization expense is expected to be consistent with the comparable quarter in the prior year.

     Interest and other income, net. Interest and other income, net totaled $2.2 million for the three months ended June 30, 2007, compared with $1.8 million for the second quarter of 2006. During the second quarter of 2007, Pharmion sold 4.6 million shares of common stock in an underwritten public offering which raised $129.6 million in net proceeds. This increase to cash and short-term investments as well as the improved investment returns in the second quarter of 2007 in comparison to the second quarter of 2006 resulted in an increase to interest and other income, net.
     Income tax expense. Income tax expense totaled $1.8 million for the three months ended June 30, 2007 as compared to $2.1 million for the three months ended June 30, 2006. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The decrease in income tax expense is due primarily to a reduction in taxable income in certain foreign markets in comparison to the comparable period in the prior year.
     Comparison of the Company’s Results for the Six Months Ended June 30, 2007 and 2006
     Net sales. Net sales totaled $128.5 million for the six months ended June 30, 2007 as compared to $117.0 million for the six months ended June 30, 2006. Net sales were $69.6 million and $70.6 million in the U.S. and $58.9 million and $46.4 million in Europe and other countries for the six months ended June 30, 2007 and 2006, respectively. The primary reason for the net sales increase is due to the growth of Vidaza sales, which increased to $78.2 million for the six months ended June 30, 2007 as compared to $69.0 million for the six months ended June 30, 2006. Named patient and compassionate use sales of Vidaza in Europe and other international markets continued to grow, increasing to $14.3 million for the six months ended June 30, 2007 as compared to $3.6 million for the six months ended June 30, 2006. U.S. sales of Vidaza totaled $63.8 million for the six months ended June 30, 2007 as compared to $65.4 million in the comparable period of 2006, the decrease was attributable to the entry of two competitive products to the U.S. market during 2006. Additionally, Thalidomide net sales totaled $40.5 million in the six months ended June 30, 2007 as compared to $38.6 million for the six months ended June 30, 2006.
     Reductions from gross to net sales, which include allowances for product returns, chargebacks, rebates and prompt pay discounts totaled $10.5 million and $9.3 million for the six months ended June 30, 2007 and 2006, respectively. As a percentage of gross sales, the reductions were 7.6% for the six months ended June 30, 2007 versus 7.4% for the six months ended June 30, 2006.
     Cost of sales. Cost of sales for the six months ended June 30, 2007 totaled $35.1 million compared to $31.9 million for the six months ended June 30, 2006. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and is presented separately within operating expenses. The increase of $3.2 million was the direct result of the increase in net sales. Our gross margins for the six months ended June 30, 2007 and 2006 remained constant at 73%. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses totaled $42.9 million for the six months ended June 30, 2007 as compared to $33.5 million for the six months ended June 30, 2006. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Development expenses related to our 2006 licensing of amrubicin and the MethylGene HDAC inhibitor program resulted in $4.3 million of the increase. An additional $3.1 million of the increase is due to Phase 3 clinical studies and EMEA regulatory activities associated with thalidomide. Personnel related costs increased by $3.9 million during the first half of 2007 due to the hiring of additional employees to manage the development programs for our products, including those acquired in 2006. These increases were partially offset by a reduction in severance costs of $0.9 million, due primarily to the retirement of an executive officer of the Company in 2006. No such severance costs have been incurred to date in 2007.
     Acquired in-process research. In January 2006, we entered into a licensing and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s HDAC inhibitor in North America, Europe, the Middle East and certain other markets. Under terms of this agreement, we made up front payments to MethylGene of $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MethylGene’s HDAC inhibitor has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. No such expense was incurred in the first half of 2007.
     In July 2007, the European Medicines Agency (EMEA) accepted our marketing authorization application for satraplatin in combination with prednisone for hormone-refractory prostate cancer. This acceptance triggered an $8.0 million milestone payment to GPC Biotech AG and will be recognized as an acquired in-process research expense in the third quarter of 2007.

     Selling, general and administrative expenses. Selling, general and administrative expenses totaled $60.7 million for the six months ended June 30, 2007 as compared to $48.5 million for the six months ended June 30, 2006. Sales and marketing expenses totaled $44.5 million for the six months ended June 30, 2007, an increase of $9.2 million over the comparable period of 2006. With the continued expansion of the sales organization to support the commercial sales growth in the U.S., Europe and other international markets, personnel related costs have increased $5.8 million. In addition, activities undertaken to prepare for the potential launch of thalidomide, Vidaza and satraplatin in Europe increased sales and marketing expenses for the six months ended June 30, 2007 over the comparable period in the prior year by $2.8 million.
     General and administrative expenses totaled $16.2 million for the six months ended June 30, 2007 as compared to $13.2 million for the six months ended June 30, 2006. Personnel costs for our general and administrative functions, such as legal, finance, human resources and information technology have increased $2.5 million during the first half of 2007 as compared to the first half of 2006 to support the overall growth of our commercial and research and development activities. In addition, employee recruitment costs were higher in 2007 as we have expanded all functions of our Company to support our growth.
     Product rights amortization. Product rights amortization totaled $4.9 million for the six months ended June 30, 2007 and 2006. No additions to product rights have occurred since the first half of 2006.
     Interest and other income, net. Interest and other income, net, totaled $3.5 million for the six months ended June 30, 2007 as compared to $3.4 million for the six months ended June 30, 2006. The slight increase was due to the increase in cash and short-term investments in the second quarter of 2007 as a result of the receipt of $129.6 million in net proceeds from the June 2007 sale of common stock.
     Income tax expense. Income tax expense totaled $3.4 million for the six months ended June 30, 2007 as compared to $4.4 million for the six months ended June 30, 2006. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The decrease in income tax expense is due primarily to a reduction in taxable income in certain foreign markets in comparison to the comparable period in the prior year.
Liquidity and Capital Resources
     As of June 30, 2007, we had an accumulated deficit of $241.8 million. Although we achieved profitability during 2005, our recent business development transactions significantly increased our operating expenses, resulting in net losses during 2006 and for the six months ended June 30, 2007. We expect to continue to incur significant net losses for 2007. To date, our operations have been funded primarily with proceeds from the sale of equity and net sales of our products.
     Cash, cash equivalents and short-term investments increased from $136.2 million at December 31, 2006 to $259.2 million at June 30, 2007. This $123.0 million increase is primarily related to the receipt of $129.6 million of net proceeds from the sale of common stock through our public offering completed in June 2007, offset by cash used to purchase property and equipment and to fund operations.
     We expect that our cash on hand at June 30, 2007, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.

Contractual Obligations
     Our contractual obligations as of June 30, 2007 are as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
	(In thousands)
Contractual Obligations
Operating leases	$25,220	$2,463	$4,621	$4,368	$3,628	$3,313	$6,827
Research and development	18,637	5,033	7,400	6,204	—	—	—
Inventory purchase commitments	10,694	10,694	—	—	—	—	—
Product royalty payments	600	600	—	—	—	—	—

Total — fixed contractual obligations	$55,151	$18,790	$12,021	$10,572	$3,628	$3,313	$6,827

     Operating leases. Our commitment for operating leases relates primarily to our corporate, clinical, and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2015.
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
     Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire on the date we obtain regulatory approval to market thalidomide in the European Union (E.U.). The amounts reflected in the summary above represent the minimum amounts due under these agreements and assumes that thalidomide is approved in the E.U. in the first quarter of 2008.
     Contingent product acquisition payments. The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the terms of the agreement for satraplatin, we will pay GPC Biotech up to an additional $30.5 million based on the achievement of certain regulatory filing and approval milestones, up to an additional $75 million for up to five subsequent E.U. approvals for additional indications, and sales milestones totaling up to $105 million based on the achievement of significant annual sales levels in our territories. Similarly, under the agreement with MethylGene, our milestone payments for MGCD0103 could reach $141 million, based on the achievement of significant development, regulatory and sales goals. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. Under the terms of the Cabrellis Pharmaceuticals Corporation acquisition agreement, we will pay $12.5 million for the initial approval of amrubicin by regulatory authorities in each of the U.S. and the E.U. Additionally, upon amrubicin’s approval for a second indication in the U.S. or E.U., we will pay an additional payment of $10 million for each market. Under the terms of our license agreement for amrubicin, we are also required to make milestone payments of $7.0 million and $1.0 million to Dainippon Sumitomo Pharma Co. Ltd. upon regulatory approval of amrubicin in the U.S. and the E.U., respectively, and up to $17.5 million upon achieving certain annual sales levels in the U.S. Finally, under the agreements with Schering AG, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved.

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
     Our growth prospects depend to a large extent upon our ability to obtain regulatory approval of our near-term product candidates in Europe: Thalidomide Pharmion, satraplatin and Vidaza. The regulatory review and approval process to obtain marketing approval, even for a drug that is approved in other jurisdictions, takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies, even if the clinical trials supporting the application for approval achieve their endpoints. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing by regulatory authorities could delay, limit or prevent regulatory approval of a product candidate.
     Thalidomide Pharmion. In January 2007, we submitted an MAA to the EMEA seeking a marketing authorization for Thalidomide Pharmion in the E.U. We believe that the clinical data supporting this submission provides compelling evidence of Thalidomide Pharmion’s efficacy in treating multiple myeloma patients. However, thalidomide’s well-known potential for causing severe birth defects and its negative historical reputation may delay or prevent an approval of our MAA, despite its proven efficacy. In addition, thalidomide continues to be widely available and, in most cases, without a comprehensive safety program. Any report of a birth defect attributed to the current use of thalidomide could compel the regulatory authorities to delay approval or elect not to grant us marketing authorization for Thalidomide Pharmion.
     Satraplatin. In June 2007, we submitted an MAA to the EMEA seeking marketing approval for satraplatin based upon the results achieved in the “SPARC” Phase 3 clinical trial evaluating satraplatin in second line hormone refractory prostate cancer (HRPC). The trial met its primary endpoint by demonstrating a statistically significant improvement in progression-free survival, or PFS, in the satraplatin treatment arm. PFS is a composite endpoint that assesses when a patient’s disease has “progressed” based upon a number of clinical criteria relevant to the disease state. Although both the EMEA and the FDA have accepted PFS as a suitable endpoint for some product approvals, in other cases regulatory authorities have indicated that only “overall survival” endpoints will be sufficient for approvals of some cancer therapy candidates. In June 2007 the FDA informed our partner, GPC Biotech AG, that its NDA seeking approval for satraplatin the U.S. would be reviewed by the Oncologic Drugs Advisory Committee, or ODAC, an advisory body that advises FDA on issues related to approval applications for oncology products. In July 2007, ODAC unanimously recommended that the FDA wait for the final overall survival data analysis before deciding whether GPC Biotech’s NDA for satraplatin should be approved. In its deliberations, ODAC criticized some of the components of the PFS composite endpoint. GPC Biotech subsequently announced that it had withdrawn its NDA pending the availability of overall survival results from the SPARC trial. Previously, the EMEA had advised us and GPC Biotech, that it would accept the final analysis of PFS as a basis for an MAA submission for satraplatin, but that the submission must also include available overall survival data from the SPARC trial. Although our regulatory strategy in the E.U. differs from that used by GPC Biotech in the U.S., we do not know how, if at all, the negative ODAC recommendations will affect the EMEA’s review of our MAA or the EMEA’s prior guidance on our submission. We do not expect to have final overall survival data from the SPARC trial until later in the third quarter of 2007 and, therefore, we cannot assure you that the final data will show that satraplatin produced any survival advantage or, even if a survival advantage is demonstrated, that the EMEA will accept the final overall survival data as a basis for marketing approval of satraplatin.

     Vidaza. In early August 2007, we announced that our on-going clinical study of Vidaza in 358 high-risk MDS patients demonstrated a statistically-significant survival advantage for patients in the Vidaza treatment arm versus conventional care regimens. We intend to file an MAA with the EMEA seeking a marketing authorization for Vidaza in the E.U. by the end of 2007 and a supplemental NDA with the FDA seeking to include these new data in the prescribing information for Vidaza in the U.S. These results were based upon a preliminary, or “top line”, analysis of data from the trial and further analysis of the results from the trial are on-going. We cannot assure you that the top line results from this clinical trial will be confirmed upon full analysis of the results of the study or that negative information relating to the safety, efficacy or tolerability of Vidaza may be discovered upon further analysis of data from this study. Furthermore, even if these top line results are confirmed upon full analysis of the study, we cannot guarantee that these results or the trial design will be deemed sufficient for approval by regulatory authorities in the E.U. or that information from the study will ultimately be included in the approved prescribing information in the U.S.
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
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
     At our 2007 Annual Meeting of Stockholders held on June 6, 2007 (the “Annual Meeting”), our stockholders: (i) elected three Class I Directors, each to serve for a term to expire in 2010 (Item No. 1) and (ii) ratified the appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007 (Item No. 2). The tabulation of votes for each of the Items is set forth below:
Item No. 1
     Election of three Class I Directors for a three-year term:

		Votes
Directors—Class I	Votes For	Withheld
Brian G. Atwood	26,634,816	75,620
M. James Barrett	26,270,859	439,577
Edward J. McKinley	26,636,150	74,286
     The terms of office for the Class II Directors and Class III Directors of the Company, Patrick J. Mahaffy; James Blair; Cam L. Garner; Dr. Thorlef Spickschen and Dr. John C. Reed, continued after the Annual Meeting.
Item No. 2
     Ratification of the appointment of Ernst & Young LLP as independent registered public accounting firm of the Company for the 2007 fiscal year:

FOR	AGAINST	ABSTAIN
25,647,540	1,061,662	1,232

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

Date: August 8, 2007

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 8, 2007

Exhibit Index

Exhibit
Number	Description of Document
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications for President and Chief Executive Officer and Chief Financial Officer.