Form 10-Q
period 2007-09-30
PHARMION CORP
filed 2007-11-09
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2007

Common Stock, $.001 par value per share	37,250,223 shares

PART I
FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
PHARMION CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$135,047	$59,903
Short-term investments	122,585	76,310
Accounts receivable, net of allowances of $3,799 and $4,711, respectively	45,407	40,299
Inventories	12,986	12,411
Other current assets	13,968	14,045

Total current assets	329,993	202,968
Product rights, net	89,145	95,591
Goodwill	15,568	14,402
Property and equipment, net	10,979	7,121
Other assets	5,825	6,650

Total assets	$451,510	$326,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,075	$11,612
Accrued and other current liabilities	57,463	38,359

Total current liabilities	67,538	49,971
Deferred tax liability	2,955	2,734
Other long-term liabilities	984	945

Total liabilities	71,477	53,650

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 37,172,286 and 32,102,520 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	37	32
Preferred stock, $0.001, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	627,492	488,553
Other comprehensive income	15,727	11,336
Accumulated deficit	(263,223)	(226,839)

Total stockholders’ equity	380,033	273,082

Total liabilities and stockholders’ equity	$451,510	$326,732

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$67,315	$61,636	$195,834	$178,596
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	18,236	16,629	53,341	48,514
Research and development	29,118	16,675	71,992	50,194
Acquired in-process research	8,000	4,000	8,000	24,480
Selling, general and administrative	32,522	24,465	93,174	72,963
Product rights amortization	2,475	2,454	7,407	7,344

Total operating expenses	90,351	64,223	233,914	203,495

Operating loss	(23,036)	(2,587)	(38,080)	(24,899)
Interest and other income, net	2,991	1,870	6,448	5,286

Loss before taxes	(20,045)	(717)	(31,632)	(19,613)
Income tax expense	1,395	2,834	4,752	7,188

Net loss	$(21,440)	$(3,551)	$(36,384)	$(26,801)

Net loss per common share:
Basic and Diluted	$(0.58)	$(0.11)	$(1.05)	$(0.84)

Weighted average number of common and common equivalent shares used to calculate net loss per common share:
Basic and Diluted	36,996	32,053	34,506	31,993

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities
Net loss	$(36,384)	$(26,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,307	9,140
Share-based compensation expense	4,130	2,410
Amortization of discounts and premiums on short-term investments, net	(1,279)	(337)
Other	38	64
Changes in operating assets and liabilities:
Accounts receivable, net	(2,993)	(5,629)
Inventories	413	(950)
Other current assets	640	10,601
Other long-term assets	(80)	(6)
Accounts payable	(1,842)	(3,481)
Accrued liabilities	17,157	(36,912)

Net cash used in operating activities	(10,893)	(51,901)
Investing activities
Purchases of property and equipment	(5,411)	(1,197)
Purchase of available-for-sale investments	(168,077)	(80,129)
Sale and maturity of available-for-sale investments	123,126	140,255

Net cash provided by (used in) investing activities	(50,362)	58,929
Financing activities
Proceeds from sale of common stock, net of issuance costs	129,566	—
Proceeds from exercise of common stock options and employee stock purchase plan	5,418	547
Payment of debt obligations	(920)	(1,092)

Net cash provided by (used in) financing activities	134,064	(545)
Effect of exchange rate changes on cash and cash equivalents	2,335	1,899

Net increase in cash and cash equivalents	75,144	8,382
Cash and cash equivalents at beginning of period	59,903	90,443

Cash and cash equivalents at end of period	$135,047	$98,825

The accompanying notes are an integral part of these consolidated financial statements

PHARMION CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BUSINESS OPERATIONS
     Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development-stage products as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the licensor some combination of royalties on future sales, up front and/or milestone cash payments, and development funding. The Company has acquired the rights to or developed eight products, including four that are currently marketed or sold on a compassionate use or named patient basis, and four products that are in varying stages of clinical development. The Company has established drug development, regulatory, and commercial capabilities in the United States, Europe and Australia. Through its distributor network, the Company can reach the hematology and oncology markets in additional countries in Asia, Latin America, and the Middle East.
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
     In the opinion of management, the unaudited interim financial statements reflect all adjustments, which include all normal, recurring adjustments necessary to fairly present the Company’s financial position at September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or for any other interim period or for any other future year.
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
     Cash and Cash Equivalents
     Cash and cash equivalents consist of money market accounts and overnight deposits. The Company also considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Interest income was $6.6 million and $5.7 million for the nine months ended September 30, 2007 and 2006, respectively.
     The Company has entered into several standby letters of credit to guarantee both current and future commitments with office and equipment lease agreements and customer supply public tender commitments. The aggregate amount outstanding under the letters of credit was approximately $2.4 million and $2.2 million at September 30, 2007 and December 31, 2006, respectively. The letters of credit are secured by an equivalent amount of restricted cash held in U.S. and foreign cash accounts.

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
     Inventories
     Inventories consist of Vidaza, Innohep, Refludan and thalidomide. Vidaza is sold commercially in the U.S. and, to a lesser extent, on a compassionate use basis within Europe and other international markets. Innohep is sold exclusively in the U.S. market, and Refludan and thalidomide are both sold within Europe and the other international markets. All of the products are manufactured by third-party manufacturers and delivered to the Company as finished goods. The Company purchases the active ingredient for Vidaza which is supplied to the third-party manufacturer. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories, and items considered outdated or obsolete are reduced to their estimated net realizable value.
     Inventories at September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Raw materials	$2,948	$3,709
Finished goods	10,038	8,702

Total inventories	$12,986	$12,411

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

     To estimate the likelihood of product remaining in wholesalers’ inventory to within six months of its expiration, the Company relies on its internal estimate of wholesalers inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. The Company believes the information from third party sources is a reliable indicator of trends, but the Company is unable to verify the accuracy of such data independently. The Company also considers its wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
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
     At September 30, 2007 and December 31, 2006, the allowance for returns was $0.8 million and $1.0 million, respectively.
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
     At September 30, 2007 and December 31, 2006, the allowance/accrual for chargebacks and rebates was $3.1 million and $4.0 million, respectively.
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
     At September 30, 2007 and December 31, 2006, the allowance for prompt pay discounts was $0.3 million and $0.4 million, respectively.
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
     The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. The Company maintains an allowance for potential credit losses, and such losses have been within management’s expectations. Net revenues generated as a percent of total consolidated net revenues, for our three largest customers in the U.S. were as follows for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,
	2007	2006
Oncology Supply	18%	19%
Cardinal Health	10%	11%
Oncology Therapeutics Network	7%	6%
     Net sales generated from international customers were individually less than 5% of consolidated net sales.
     Share-Based Compensation
     The Company recognizes compensation for share based awards to employees and non-employee directors under Statement of Financial Accounting Standard (SFAS) No. 123R, “Share-Based Payment” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The Company has estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.
     Employee share-based compensation expense recognized in the three and nine months ended September 30, 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 15 percent, based on the Company’s historical option cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     Share-based compensation expense recognized under SFAS No. 123R for the three and nine months ended September 30, 2007 and 2006 was (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Research and development	$411	$230	$1,071	$670
Selling, general and administrative	1,078	617	3,059	1,740

Total share-based compensation expense	$1,489	$847	$4,130	$2,410

     Valuation assumptions used to determine fair value of share based compensation
     The employee share-based compensation expense recognized under SFAS No. 123R was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used include:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.9%	4.6%	4.9%
Expected stock price volatility	48%	42%	43%	42%
Expected option term until exercise	4.5 years	4.3 years	4.4 years	4.2 years
Expected dividend yield	0%	0%	0%	0%
     The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected life of the options was estimated using peer data of companies in the life science industry with similar equity plans.
     The weighted-average fair value per option was $11.79 and $7.34 for stock options granted in the three months ended September 30, 2007 and 2006, respectively. The weighted-average fair value per option was $11.95 and $7.17 for stock options granted in the nine months ended September 30, 2007 and 2006, respectively.
     As of September 30, 2007, there was approximately $8.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 2.5 years.
     A summary of the option activity for the nine months ended September 30, 2007 was as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(years)	(in thousands)
Outstanding at January 1, 2007	3,287,559	$19.26
Granted	179,832	$28.97
Exercised	(421,821)	$11.38
Terminated	(63,173)	$24.77

Outstanding, September 30, 2007	2,982,397	$20.85	4.79	$75,594

Vested and expected to vest, September 30, 2007	2,691,771	$20.62	4.65	$68,857

Exercisable, September 30, 2007	1,777,408	$19.55	3.94	$47,409

     The following table presents a summary of the Company’s non-vested shares of restricted stock unit awards as of September 30, 2007:

		Weighted Average
		Fair Value at Grant
	Number of Shares	Date
Non-vested at December 31, 2006	229,878	$23.38
Granted	130,800	$29.32
Vested	(20,983)	$17.82
Terminated	(22,540)	$21.07

Non-vested, September 30, 2007	317,155	$24.67

     The restricted stock units vest over a four year period, with 25% of the award vesting on the first year anniversary date. Thereafter, the award vests in equal installments of 6.25% on a quarterly basis.

NOTE 3. NET INCOME (LOSS) PER COMMON SHARE
     The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the three and nine months ended September 30, 2007 and 2006, since the effects of potentially dilutive securities were antidilutive for that period. Diluted net income per common share is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.
     The total number of potential common shares excluded from diluted earnings per share computation because they were anti-dilutive was 3.4 million and 1.6 million for the three months ended September 30, 2007 and 2006, respectively, and 3.5 million and 1.9 million for the nine months ended September 30, 2007 and 2006, respectively.
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
NOTE 5. OTHER COMPREHENSIVE INCOME (LOSS)
     The Company reports comprehensive income (loss) in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) includes all changes in equity for cumulative translation adjustments resulting from the consolidation of foreign subsidiaries and unrealized gains and losses on available-for-sale securities. Total comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(21,440)	$(3,551)	$(36,384)	$(26,801)
Other comprehensive loss, net of tax:
Foreign currency translation gain	4,674	949	5,265	5,739
Unrealized gain (loss) on available-for-sale securities	(1,187)	1,657	(874)	2,133

Comprehensive loss	$(17,953)	$(945)	$(31,993)	$(18,929)

     The foreign currency translation amounts relate to the operating results of our foreign subsidiaries.
NOTE 6. INCOME TAXES
     Income taxes have been provided for using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year for each country in which we do business. This estimate is re-evaluated by management each quarter based on the Company’s estimated tax expense for the year. Income tax expense for the three and nine months ended September 30, 2007 and 2006 resulted primarily from taxable income generated in certain foreign jurisdictions. The Company has generated net operating loss carryforwards in certain jurisdictions, most notably in the U.S. and Switzerland. The Company has fully reserved the potential tax benefit in its balance sheet, due to the uncertainty of realizing the asset in future periods. The Internal Revenue Code contains provisions that limit the annual utilization of U.S. net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Code. Such an ownership change occurred for the Company in 2006.

     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007. The Company has analyzed tax positions in all jurisdictions where we are required to file an income tax return and we have concluded that we do not have any material unrecognized tax benefits. As a result, there was no material effect on our financial position or results of operations due to the implementation of FIN 48. We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions. Most of the income tax returns filed in the U.S. and foreign jurisdictions are subject to potential examination from the date of start-up through the current year, due to net operating losses that have been generated since the commencement of operations. Income tax returns in the U.K. and Switzerland have been reviewed by local authorities through 2004 and 2005, respectively. We are not aware of any circumstances that we believe will result in any material changes in our unrecognized tax positions over the next 12 months.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no significant interest expense recognized during the current year.
NOTE 7. GEOGRAPHIC INFORMATION
     Domestic and foreign financial information for the three and nine months ended September 30, 2007 and 2006 was (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States net sales	$36,058	$36,009	$105,646	$106,591
Foreign entities net sales	31,257	25,627	90,188	72,005

Total net sales	$67,315	$61,636	$195,834	$178,596

United States operating loss	$(9,250)	$(653)	$(16,349)	$(8,231)
Foreign entities operating loss	(13,786)	(1,934)	(21,731)	(16,668)

Total operating loss	$(23,036)	$(2,587)	$(38,080)	$(24,899)

	September 30,	December 31,
	2007	2006
United States total assets	$249,350	$129,528
Foreign entities total assets	202,160	197,204

Total assets	$451,510	$326,732

NOTE 8. ACCRUED AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2007	2006
	(in thousands)
Accrued and other current liabilities:
Accrued product development expenses	$19,490	$6,632
Royalties payable	13,204	10,893
Accrued salaries and benefits	9,066	9,191
Income taxes payable	2,140	262
Other accrued operating expenses	13,563	11,381

Total accrued and other operating liabilities	$57,463	$38,359

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
     Thalidomide (including Thalidomide Pharmion and the Laphal thalidomide formulation) is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization in those territories. We also sell thalidomide on an approved basis in Australia and certain other international markets. In February 2007, the European Medicines Agency (EMEA) accepted for review our Marketing Authorization Application (MAA) for Thalidomide Pharmion for the treatment of untreated multiple myeloma. We expect the results of the EMEA’s review to be available in late 2007 or early 2008. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets.
     In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Progression free survival data from the Phase 3 study examining satraplatin as a treatment for hormone refractory prostate cancer was presented in February 2007 and we submitted an MAA to the EMEA based on this data in July 2007. In October 2007, the overall survival results from this Phase 3 trial were released. The trial did not achieve the endpoint of overall survival. We planned on submitting the overall survival results to the EMEA during the review process. Over the next few months we intend to review these results with the EMEA to determine the next steps for our marketing application.
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
     In November 2006, we acquired 100% of the outstanding common stock of Cabrellis Pharmaceuticals Corporation and gained the rights to amrubicin, a third-generation synthetic anthracycline currently in development for small cell lung cancer (SCLC) in North America and the E.U. In October, 2007, we initiated an international Phase 3 pivotal study evaluating amrubicin in the treatment of second-line SCLC.
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
     To estimate the likelihood of product remaining in wholesalers’ inventory to within six months of its expiration, we rely on our internal estimate of the wholesalers inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. We believe the information from our third party sources is a reliable indicator of trends, but we are unable to verify the accuracy of such data independently. We also consider our wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.
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
     The allowance for returns was $0.8 million and $1.0 million at September 30, 2007 and December 31, 2006, respectively.
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

     The allowance/accrual for chargebacks and rebates was $3.1 million and $4.0 million at September 30, 2007 and December 31, 2006, respectively.
     Prompt pay discounts. As an incentive to expedite cash flow, we offer some customers a prompt pay discount of 2% when the customer pays their balance within 30 days of product shipment. As a result, we must estimate the likelihood that our customers will take the discount at the time of product shipment. In estimating the allowance for prompt pay discounts, we rely on past history of our customers’ payment patterns to determine the likelihood that future prompt pay discounts will be taken and for those customers that historically take advantage of the prompt pay discount, we increase the allowance accordingly.
     The allowance for prompt pay discounts was $0.3 million and $0.4 million at September 30, 2007 and at December 31, 2006, respectively.
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
     As of September 30, 2007, total compensation cost related to nonvested stock options not yet recognized in the statement of operations was approximately $8.0 million, which is estimated to be expensed over a weighted average period of 2.5 years.
Recently Issued Accounting Standards
     The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007. We have analyzed tax positions in all jurisdictions where we are required to file an income tax return and have concluded that we do not have any material unrecognized tax benefits. As a result, there was no material effect on our financial position or results of operations due to the implementation of FIN 48. We file a U.S. federal income tax return as well as returns for various state and foreign jurisdictions. Most of the income tax returns filed in the U.S. and foreign jurisdictions are subject to potential examination from the date of start-up through the current year, due to net operating losses that have been generated since the commencement of operations. Certain income tax returns in the U.K. and France for years prior to 2001 and 2003, respectively, are no longer subject to examination. We do not believe there will be any material changes in our unrecognized tax positions over the next 12 months.
     The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no significant interest expense recognized during the current year.
     Results of Operations
     Comparison of the Company’s Results for the Three Months Ended September 30, 2007 and 2006
     Net Sales: Net sales and related changes for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

Vidaza	$42,349	$36,601	$5,748	16%
Thalidomide	20,192	20,199	(7)	0%
Other	4,774	4,836	(62)	(1%)

	$67,315	$61,636	$5,679	9%

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

United States	$36,058	$36,009	$49	0%
Foreign Entities	31,257	25,627	5,630	22%

	$67,315	$61,636	$5,679	9%

     Net sales for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006. The primary reason for the net sales increase is due to Vidaza net sales in Europe and other international markets. Although not approved for marketing in the E.U., we sell Vidaza on a named patient or compassionate use basis within these markets. Vidaza sales in Europe and other international markets increased by $5.7 million to $9.0 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. While total net sales of Vidaza in the third quarter of 2007 have increased by $5.7 million to $42.3 million as compared to the same period in 2006, U.S. Vidaza sales levels remained constant at $33.3 million for the three months ended September 30, 2007 and 2006, respectively. Sales of thalidomide in Europe and other international markets remained constant at $20.2 million for the three months ended September 30, 2007 and 2006.
     Reductions from gross to net sales, which include allowances for product returns, chargebacks, rebates and prompt pay discounts totaled $4.6 million and $4.5 million for the three months ended September 30, 2007 and 2006, respectively. As a percentage of gross sales, the reductions were 6.4% for the third quarter of 2007 versus 6.8% for the third quarter in 2006.

     Operating Expenses: Operating expenses and related changes for the three months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

Cost of sales	$18,236	$16,629	$1,607	9.7%
Percent of net sales	27.1%	27.0%

Research and development	$29,118	$16,675	$12,443	74.6%
Percent of net sales	43.3%	27.1%

Acquired in-process research	$8,000	$4,000	$4,000	100.0%
Percent of net sales	11.9%	6.5%

Selling, general and administrative	$32,522	$24,465	$8,057	32.9%
Percent of net sales	48.3%	39.7%

Product rights amortization	$2,475	$2,454	$21	0.9%
Percent of net sales	3.7%	4.0%
     Cost of sales. Cost of sales for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006. Cost of sales includes the cost of product sold, royalties due on the sales of our products and the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and is presented separately within operating expenses. The increase in cost of sales was a direct result of the increase in net sales. Our gross margin was 73% for the three months ended September 30, 2007 and 2006. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Development expenses relating to amrubicin and the MethylGene HDAC inhibitor products, which were licensed in 2006, resulted in $5.4 million of the increase. An additional $4.7 million of the increase is due to Phase 3 clinical studies and EMEA regulatory activities for thalidomide and expenses for oral azacitidine development and Vidaza alternative dosing studies. Additionally, personnel related costs increased $1.5 million due to the hiring of new employees to manage the research and development programs for our products acquired during 2006. We expect research and development expenses for the remainder of 2007 to be consistent with the third quarter results.
     Acquired in-process research. In September 2006, the Company paid a development milestone of $4.0 million to MethylGene Inc. upon the initiation of Phase 2 clinical trials for MGCD0103. In July 2007, the European Medicines Agency (EMEA) accepted our marketing authorization application for satraplatin in combination with prednisone for hormone-refractory prostate cancer. This acceptance triggered an $8.0 million milestone payment to GPC Biotech AG. Both milestone payments were immediately expensed as acquired in-process research, as the products have not achieved regulatory approval for marketing and, absent obtaining such approval, have no alternative future use.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 increased compared to the three months ended September 30, 2006. Sales and marketing expenses totaled $23.3 million for the three months ended September 30, 2007, an increase of $5.7 million over the comparable period in 2006. The expansion of our field-based headcount in the U.S. and increased Vidaza marketing activities increased sales and marketing expenses by $2.2 million. The remaining increase to sales and marketing expense was attributable to pre-approval market research and other activities undertaken to prepare for the potential approval and launch of thalidomide and Vidaza in Europe and product branding and market development for MGCD0103 and amrubicin in the U.S.

     General and administrative expenses totaled $9.2 million for the three months ended September 30, 2007 as compared to $6.8 million for the three months ended September 30, 2006. The increase was due to higher personnel costs for our general and administrative functions, such as legal, finance, human resources and information technology, supporting the expansion of commercial and research and development activities. In addition, employee recruitment and relocation costs, information technology expense and communications costs were higher in 2007 due to the continued growth of the Company. We expect selling, general and administrative expenses will continue to increase for the remainder of 2007 and in 2008, as we increase our staffing and launch preparation activities for the potential European approvals of thalidomide and Vidaza.
     Product rights amortization. Product rights amortization totaled $2.5 million for the three months ended September 30, 2007 and 2006. There were no additions to product rights since the second quarter of 2006 and, therefore, amortization expense is expected to be consistent with the comparable quarter in the prior year.
     Interest and other income, net. Interest and other income, net totaled $3.0 million for the three months ended September 30, 2007, compared with $1.9 million for the third quarter of 2006. During the second quarter of 2007, we sold 4.6 million shares of common stock in an underwritten public offering which raised $129.6 million in net proceeds. This increase to cash and short-term investments, as well as the improved investment returns in the third quarter of 2007 in comparison to the third quarter of 2006, resulted in an increase to interest and other income, net.
     Income tax expense. Income tax expense totaled $1.4 million for the three months ended September 30, 2007 as compared to $2.8 million for the three months ended September 30, 2006. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The decrease in income tax expense was primarily due to a reduction in the current year effective tax rate in France resulting from the utilization of net operating losses. The losses became available in the third quarter of 2007 upon completion of an organizational restructuring of two entities operating in this jurisdiction which reduced income tax expense by $0.7 million in comparison to the third quarter of 2006. The remaining decrease in income tax expense was primarily due to a reduction in alternative minimum taxes related to operating activities in the U.S..
     Comparison of the Company’s Results for the Nine Months Ended September 30, 2007 and 2006
     Net Sales: Net sales and related changes for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

Vidaza	$120,511	$105,614	$14,897	14%
Thalidomide	60,691	58,754	1,937	3%
Other	14,632	14,228	404	3%

	$195,834	$178,596	$17,238	10%

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

United States	$105,646	$106,591	$(945)	(1)%
Foreign Entities	90,188	72,005	18,183	25%

	$195,834	$178,596	$17,238	10%

     Net sales for the nine months ended September 30, 2007 increased compared to the nine months ended September 30, 2006. The primary reason for the net sales increase is due to the growth of Vidaza sales. Named patient and compassionate use sales of Vidaza in Europe and other international markets continued to grow, increasing to $23.3 million for the nine months ended September 30, 2007 as compared to $6.9 million for the nine months ended September 30, 2006. U.S. sales of Vidaza totaled $97.2 million for the nine months ended September 30, 2007 as compared to $98.7 million in the comparable period of 2006. Additionally, thalidomide net sales totaled $60.7 million for the nine months ended September 30, 2007 as compared to $58.8 million for the nine months ended September 30, 2006.
     Reductions from gross to net sales, which include allowances for product returns, chargebacks, rebates and prompt pay discounts totaled $15.1 million and $13.8 million for the nine months ended September 30, 2007 and 2006, respectively. As a percentage of gross sales, the reductions were 7.2% for the nine months ended September 30, 2007 and 2006, respectively.
     Operating Expenses: Operating expenses and changes for the nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended
	September 30,		Increase	Percent
	2007	2006	(Decrease)	Change

Cost of sales	$53,341	$48,514	$4,827	9.9%
Percent of net sales	27.2%	27.2%

Research and development	$71,992	$50,194	$21,798	43.4%
Percent of net sales	36.8%	28.1%

Acquired in-process research	$8,000	$24,480	$(16,480)	(67.3)%
Percent of net sales	4.1%	13.7%

Selling, general and administrative	$93,174	$72,963	$20,211	27.7%
Percent of net sales	47.6%	40.9%

Product rights amortization	$7,407	$7,344	$63	0.9%
Percent of net sales	3.8%	4.1%
     Cost of sales. Cost of sales for the nine months ended September 30, 2007 increased compared to the nine months ended September 30, 2006. Cost of sales reflects the cost of product sold plus royalties due on the sales of our products as well as the distribution costs related to selling our products. However, product rights amortization is excluded from cost of sales and is presented separately within operating expenses. The increase in cost of sales of $4.8 million was the direct result of the increase in net sales. Our gross margins for the nine months ended September 30, 2007 and 2006 remained constant at 73%. We expect the gross margin for our products will remain in the low 70% range for the foreseeable future.
     Research and development expenses. Research and development expenses for the nine months ended September 30, 2007 increased compared to the nine months ended September 30, 2006. These expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for our products. Development expenses relating to amrubicin and the MethylGene HDAC inhibitor program, which were licensed in 2006, resulted in $9.7 million of the increase. An additional $7.3 million of the increase was due to Phase 3 clinical studies and EMEA regulatory activities associated with thalidomide and expenses for oral azacitidine development and alternative dosing studies for Vidaza. Personnel related costs increased by $5.5 million due to the hiring of additional employees to manage the development programs for our products, including those acquired in 2006. These increases were partially offset by a reduction in severance costs of $0.9 million, due primarily to the retirement of an executive officer of the Company in 2006. No such severance costs have been incurred to date in 2007. We expect research and development expenses for the remainder of 2007 to be consistent with the level of development costs incurred in the third quarter of 2007.

     Acquired in-process research. In January 2006, we entered into a licensing and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s HDAC inhibitors, including MGCD0103, in North America, Europe, the Middle East and certain other markets. Under terms of this agreement, we made up front payments to MethylGene of $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. In September 2006, the Company paid a development milestone of $4.0 million to MethylGene for the initiation of Phase 2 clinical trials for MGCD0103. The total of the license fee and the milestone payment of $24.5 million was expensed as acquired in-process research as MethylGene’s HDAC inhibitor has not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
     In July 2007, the EMEA accepted our marketing authorization application for satraplatin in combination with prednisone for hormone-refractory prostate cancer. This acceptance triggered an $8.0 million milestone payment to GPC Biotech, which was recognized as an acquired in-process research expense in the third quarter of 2007 as satraplatin has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.
     Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 increased compared to the nine months ended September 30, 2006. Sales and marketing expenses totaled $67.8 million for the nine months ended September 30, 2007, an increase of $14.8 million over the comparable period of 2006. With the continued expansion of the sales organization to support the commercial sales growth in the U.S., Europe and other international markets, personnel related costs have increased $8.6 million. In addition, activities undertaken to prepare for the potential approval and launch of thalidomide, Vidaza and satraplatin in Europe have increased sales and marketing expenses by $5.0 million for the nine months ended September 30, 2007 over the comparable period of 2006. U.S. sales and marketing expenses also increased by $1.1 million primarily due to product branding and market development for MGCD0103 and amrubicin in 2007.
     General and administrative expenses totaled $25.4 million for the nine months ended September 30, 2007 as compared to $20.0 million for the nine months ended September 30, 2006. Personnel costs for our general and administrative functions, such as legal, finance, human resources and information technology, have increased $3.0 million for the nine months ended September 30, 2007 over the comparable period of 2006 to support the overall expansion of our commercial and research and development activities. In addition, employee recruitment costs, information technology systems support and communications costs have increased $2.5 million in the current year due to the growth of the Company. We expect selling, general and administrative expenses will continue to increase in 2008 as we increase our staffing and launch preparation activities for the potential European approvals of thalidomide and Vidaza.
     Product rights amortization. Product rights amortization totaled $7.4 million and $7.3 million for the nine months ended September 30, 2007 and 2006, respectively. No additions to product rights have occurred since the first half of 2006.
     Interest and other income, net. Interest and other income, net, totaled $6.4 million for the nine months ended September 30, 2007 as compared to $5.3 million for the nine months ended September 30, 2006. The increase was due to the increase in cash and short-term investments in the second quarter of 2007 as a result of the receipt of $129.6 million in net proceeds from the sale of common stock in an underwritten public offering completed in June 2007, as well as the improved investment returns in 2007.
     Income tax expense. Income tax expense totaled $4.8 million for the nine months ended September 30, 2007 as compared to $7.2 million for the nine months ended September 30, 2006. The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable for the full fiscal year in each of our taxing jurisdictions. The decrease in income tax expense was partially due to a reduction in the current year effective tax rate in France resulting from the utilization of net operating losses. The losses became available in the third quarter of 2007 upon completion of an organizational restructuring of two entities operating in this jurisdiction which reduced income tax expense by $0.7 million in comparison to the income tax expense recorded for the nine months ended September 30, 2006. The remaining decrease in income tax expense was primarily due to a reduction to U.S. taxes associated with alternative minimum tax and a reduction in taxable income in certain foreign jurisdictions.
Liquidity and Capital Resources
     As of September 30, 2007, we had an accumulated deficit of $263.2 million. Although we achieved profitability during 2005, our recent product acquisitions and development have significantly increased our operating expenses, resulting in net losses during 2006 and for the nine months ended September 30, 2007. We expect to continue to incur significant net losses for 2007. To date, our operations have been funded primarily with proceeds from the sale of equity and net sales of our products.
     Cash, cash equivalents and short-term investments increased from $136.2 million at December 31, 2006 to $257.6 million at September 30, 2007. This $121.4 million increase is primarily related to the receipt of $129.6 million of net proceeds from the sale of common stock through our public offering completed in June 2007, offset by a milestone payment made to GPC Biotech in the third quarter of 2007 and by cash used to purchase property and equipment and to fund operations.
     We expect that our cash on hand at September 30, 2007, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.
Contractual Obligations
     Our contractual obligations as of September 30, 2007 are as follows (in thousands):

	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
	(In thousands)
Contractual Obligations
Operating leases	$24,996	$1,328	$4,921	$4,560	$3,780	$3,400	$7,007
Research and development	15,007	2,517	7,400	5,090	—	—	—
Inventory purchase commitments	12,767	8,559	4,208	—	—	—	—
Product royalty payments	300	300	—	—	—	—	—

Total — fixed contractual obligations	$53,070	$12,704	$16,529	$9,650	$3,780	$3,400	$7,007

     Operating leases. Our commitment for operating leases relates primarily to our corporate, clinical, and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2015.
     Research and development. In December 2005, we entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to that agreement, we made an up front payment of $37.1 million to GPC Biotech in early January 2006. Of that amount, $21.2 million was allocated to acquired in-process research and charged to expenses in 2005. The remaining amount of $15.9 million was a prepayment of clinical development costs. The licensing agreement also stipulates we provide an additional funding commitment of $22.2 million for similar future development costs, of which $14.3 million of this funding commitment remains at September 30, 2007. This amount is reflected in the schedule above in equal annual amounts for 2007-2009.
     We previously entered into two agreements with Celgene to provide funding for clinical development studies sponsored by Celgene studying thalidomide as a treatment for various types of cancers. Under these agreements, we paid Celgene $4.7 million in 2005, $2.7 million in 2006, and $2.7 million will be paid in 2007.
     Inventory purchase commitments. The contractual summary above includes contractual obligations related to our product supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.
     Product royalty payments. Pursuant to our thalidomide product license agreements with Celgene, we are required to make additional quarterly payments to the extent that the royalty and license payments due under those agreements do not meet certain minimums. These minimum royalty and license payment obligations expire on the date we obtain regulatory approval to market thalidomide in the E.U. The amounts reflected in the summary above represent the minimum amounts due under these agreements and assumes that thalidomide is approved in the E.U. in the first quarter of 2008.
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
     Thalidomide Pharmion. In January 2007, we submitted an MAA to the EMEA seeking a marketing authorization for Thalidomide Pharmion in the E.U. We believe that the clinical data supporting this submission provides compelling evidence of Thalidomide Pharmion’s efficacy in treating multiple myeloma patients. However, our MAA is still currently under review by the EMEA and we cannot make any assurances that this review will result in a positive recommendation for approval. Thalidomide’s well-known potential for causing severe birth defects and its negative historical reputation may delay or prevent an approval of our MAA, despite its proven efficacy. In addition, thalidomide continues to be widely available and, in most cases, without a comprehensive safety program. Any report of a birth defect attributed to the current use of thalidomide could compel the regulatory authorities to delay approval or elect not to grant us marketing authorization for Thalidomide Pharmion.
      Satraplatin. In June 2007, we submitted an MAA to the EMEA seeking marketing approval for satraplatin based upon the results achieved in the “SPARC” Phase 3 clinical trial evaluating satraplatin in second line hormone refractory prostate cancer (HRPC). The trial met its co-primary endpoint by demonstrating a statistically significant improvement in progression-free survival, or PFS, in the satraplatin treatment arm. PFS is a composite endpoint that assesses when a patient’s disease has “progressed” based upon a number of clinical criteria relevant to the disease state. Although both the EMEA and the FDA have accepted PFS as a suitable endpoint for some product approvals, in other cases regulatory authorities have indicated that only “overall survival” endpoints will be sufficient for approvals of some cancer therapy candidates. In July 2007, our partner GPC Biotech withdrew its NDA seeking approval for satraplatin in the U.S., following the unanimous recommendation of the Oncologic Drugs Advisory Committee that the FDA wait for the final overall survival data analysis before deciding whether the NDA should be approved. Previously, the EMEA had advised us and GPC Biotech, that it would accept the final analysis of PFS as a basis for an MAA submission for satraplatin, but that the submission must also include available overall survival data from the SPARC trial. In October 2007, in a joint press release with GPC Biotech, we announced that the SPARC trial failed to achieve the overall survival co-primary endpoint, with a median overall survival of 61.3 weeks in the satraplatin arm compared to 61.4 weeks for the control group. We believe this failure will have a significantly negative impact on the review of our MAA by the EMEA. We are currently performing further analysis of the results of the SPARC trial, including pre-specified subset analyses that could provide important information relevant to our MAA submission. However, given the failure of the SPARC trial to demonstrate any survival advantage in favor of satraplatin, we cannot assure you that the EMEA will accept the final data from SPARC as a basis for marketing approval of satraplatin.
      Vidaza. In early August 2007, we announced that our on-going clinical study of Vidaza in 358 high-risk MDS patients demonstrated a statistically-significant survival advantage for patients in the Vidaza treatment arm versus conventional care regimens. We intend to file an MAA with the EMEA seeking a marketing authorization for Vidaza in the E.U. by the end of 2007 and a supplemental NDA with the FDA seeking to include these new data in the prescribing information for Vidaza in the U.S. These results were based upon a preliminary, or “top line”, analysis of data from the trial and further analyses of the results from the trial are on-going. We cannot assure you that the top line results from this clinical trial will be confirmed upon full analysis of the results of the study or that negative information relating to the safety, efficacy or tolerability of Vidaza may be discovered upon further analysis of data from this study. Furthermore, even if these top line results are confirmed upon full analysis of the study, we cannot guarantee that these results or the trial design will be deemed sufficient for approval by regulatory authorities in the E.U. or that information from the study will ultimately be included in the approved prescribing information in the U.S.
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
Item 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
Item 5. Other Information
     None.
Item 6. Exhibits
     The following documents are being filed as part of this report:

Exhibit
Number	Description of Document
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification of the President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification of the Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications of the President and Chief Executive Officer and Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHARMION CORPORATION
By:	/s/ Patrick J. Mahaffy
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007

PHARMION CORPORATION
By:	/s/ Erle T. Mast
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 9, 2007

Exhibit Index

Exhibit
Number	Description of Document
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification of the President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification of the Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certifications of the President and Chief Executive Officer and Chief Financial Officer.