Form 10-K
period 2007-12-31
PHARMION CORP
filed 2008-02-29
CIK 1203866

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-50447
Pharmion Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-1521333
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2525 28th Street, Suite 200, Boulder, Colorado	80301 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business of the registrant’s most recently completed second fiscal quarter was approximately $886,137,122, based on a closing price of $28.95 per share on June 30, 2007.

The number of shares outstanding of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 19, 2008

Common Stock, $.001 par value per share	37,417,987 shares

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive Proxy Statement and/or registrant’s amended Form 10-K, which will be filed as required with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, are incorporated by reference into Part III.

PART I

Unless the context requires otherwise, references in this report to “Pharmion,” the “Company,” “we,” “us,” and “our” refer to Pharmion Corporation.

All statements, trend analyses and other information contained in this Form 10-K and the information incorporated by reference which are not historical in nature are forward-looking statements within the meaning of the Private-Securities Litigation Reform Act of 1995. These forward-looking statements include, without limitation, discussion relative to markets for our products and trends in revenue, gross margins and anticipated expense levels, product development plans and anticipated regulatory filings, as well as other statements including words such as “anticipate,” “believe,” “plan,” “estimate,” “expect” and “intend” and other similar expressions. All statements regarding our expected financial position and operating results, business strategy, financing plans and forecast trends relating to our industry are forward-looking statements. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements for various reasons, including those identified below under “Risk Factors” beginning on page 17. Given these risks and uncertainties, you are cautioned not to place undue reliance on forward-looking statements. Although we may elect to update these forward-looking statements in the future, we specifically disclaim any obligation to do so, even if our estimates change, except as required under federal securities laws and rules and regulations of the U.S. Securities and Exchange Commission (SEC), and readers should not rely on those forward-looking statements as representing our views as of any date subsequent to the date of this annual report.

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

We have established a portfolio of approved products and product candidates focused on the hematology and oncology markets. These include our primary commercial products, Vidaza® (azacitidine for injection), which we market and sell as an approved treatment for Myelodysplastic Syndromes (MDS) in the U.S., Switzerland, Israel, the Philippines, Hong Kong, Thailand, Turkey, Argentina, South Korea and Lebanon, and Thalidomide Pharmion 50mgtm (Thalidomide Pharmion), a widely used therapy for the treatment of multiple myeloma and certain other forms of cancer, which we sell on a compassionate use or named patient basis in certain countries of Europe. Thalidomide Pharmion is approved in Australia, New Zealand, Turkey, Israel, South Korea, South Africa and Thailand for the treatment of multiple myeloma after the failure of standard therapies. In addition, on January 24, 2008, the European Medicines Agency (the EMEA) issued a positive opinion recommending the approval of Thalidomide Pharmion in the E.U. for use in combination with melphalan and prednisone as first line treatment for patients with untreated multiple myeloma, aged 65 years or older or ineligible for high dose chemotherapy. Together, these two products generated total net sales of $247.0 million in 2007, representing 92% of our total net sales in 2007.

Merger Agreement

On November 18, 2007, we entered into an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, Celgene Corporation, a Delaware corporation (Celgene), and Cobalt Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Celgene (the Merger Sub). Under the terms of the Merger Agreement, Celgene will acquire us by means of a merger in which Pharmion will be merged with and into the Merger Sub (the Merger).

The Merger Agreement provides that, upon consummation of the Merger, each share of our common stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares of our common stock owned by Celgene or its wholly owned subsidiaries or as to which statutory appraisal rights are perfected) will be converted into the right to receive (i) that number of shares of Celgene common stock, par value $.01 per share (the Stock Portion) equal to the quotient determined by dividing $47.00 by the Measurement Price (as defined below) (the Exchange Ratio); provided, however, that if the Measurement Price is less than $56.15, the Exchange Ratio will be 0.8370 and if the Measurement Price is greater than $72.93, the Exchange Ratio will be 0.6445 and (ii) $25.00 in cash, without interest. As used herein, “Measurement Price” means the volume weighted average price per share of Celgene common stock (rounded to the nearest cent) on The Nasdaq Global Select Market for the 15 consecutive trading days ending on (and including) the third trading day immediately prior to the effective time of the Merger.

In addition, the Merger Agreement provides that, at the effective time of the Merger, each unvested option to purchase shares of Pharmion common stock will be converted into an option to acquire such number of shares of Celgene common stock equal to the product (rounded down to the nearest number of whole shares) of (i) the number of shares of Pharmion common stock subject to such option immediately prior to the effective time of the Merger and (ii) the Option Exchange Ratio (as defined below) at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such option immediately prior to the effective time of the Merger divided by (B) the Option Exchange Ratio. The Merger Agreement also provides that, at the effective time of the Merger, each vested option to purchase shares of Pharmion common stock will be cancelled and will only entitle the holder of such option to receive from Celgene, as soon as reasonably practicable after the effective time of the Merger, the consideration (subject to all applicable withholding taxes) such holder would have received if such holder had effected a cashless exercise of such vested option immediately prior to the effective time of the Merger and the shares of Pharmion common stock issued upon such cashless exercise were converted in the Merger into the consideration to be received by Pharmion stockholders in the Merger described above. As used herein, “Option Exchange Ratio” means the fraction having the numerator equal to the per share Merger consideration to be received by Pharmion stockholders described above (valuing the Stock Portion at the Measurement Price) and having the denominator equal to the Measurement Price.

The Merger Agreement contains customary representations, warranties and covenants for a transaction of this type regarding, among other things, our corporate organization and capitalization, the accuracy of the reports and financial statements we file under the Securities Exchange Act of 1934, as amended (the Exchange Act), the absence of certain changes or events since September 30, 2007, and the receipt of a fairness opinion from our financial advisors regarding the consideration to be received by Pharmion stockholders in the Merger. Similarly, Celgene makes representations and warranties regarding, among other things, its corporate organization and capitalization and the accuracy of the reports and financial statements it files under the Exchange Act. The consummation of the Merger is subject to customary closing conditions, including the adoption of the Merger Agreement by the affirmative vote of stockholders holding a majority of the outstanding shares of Pharmion common stock. The Merger Agreement also includes covenants governing, among other things, the Company’s operations outside the ordinary course of business prior to the Merger. On January 2, 2008, the thirty-day waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the HSR Act) expired without the U.S. Federal Trade Commission (FTC) requesting additional information with respect to the Merger. In addition, on January 27, 2008, the Bundeskartellamt, Germany’s federal cartel office in charge of reviewing the antitrust aspects of mergers and acquisitions, cleared the Merger.

The Merger Agreement contains termination rights for both Pharmion and Celgene to terminate the Merger Agreement upon the occurrence of certain conditions, including: (i) by either party, for failure to consummate the Merger by September 30, 2008 or (ii) by Pharmion in order to enter into an agreement for an alternative business combination transaction that constitutes a superior proposal if Pharmion complies with certain notice and other requirements specified in the Merger Agreement. The boards of directors of both Pharmion and Celgene have approved the Merger and the Merger Agreement, and Pharmion’s board of directors has recommended that our stockholders vote in favor of the Merger. If our board of directors withdraws or modifies its recommendation, or approves or recommends a superior proposal, Celgene is entitled to terminate the Merger Agreement and require Pharmion to pay a termination fee of $70 million. In addition, if the Merger Agreement is terminated as a result of the Merger having been permanently enjoined for antitrust reasons or if the Merger has not been consummated by September 30, 2008 as a result of the failure to obtain antitrust clearance and certain other conditions are satisfied, Celgene must pay Pharmion a termination fee of $70 million.

This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission (SEC) on November 19, 2007, and as Annex A to the Amendment No. 1 to Form S-4 filed with the SEC on February 4, 2008, by Celgene. Except for its status as the contractual document that establishes and governs the legal relations among the parties thereto with respect to the transactions described above, the Merger Agreement is not intended to be a source of factual, business or operational information about the parties. The assertions embodied in the representations and warranties among the parties to the Merger Agreement were made solely for purposes of the contract between the Pharmion, Celgene and the Merger Sub and are subject to important qualifications and limitations agreed to by the parties in connection with negotiating the Merger Agreement. Accordingly, you should not rely on the representations and warranties as accurate or complete or characterizations of the actual state of facts as of any specified date since they are modified in important part by the underlying disclosure schedules which are not filed publicly and which are subject to a contractual standard of materiality different from that generally applicable to stockholders and were used for the purpose of allocating risk between the Company, Celgene and the Merger Sub rather than establishing matters as facts.

Other Developments

During 2007, we completed a number of significant corporate milestones, as well as product development and regulatory milestones for several of our product candidates. Some of the more notable achievements in 2007 and early 2008 included the following:

•	The announcement that the U.S. Food and Drug Administration (FDA) had approved our NDA supplement to add intravenous (IV) administration instructions to the prescribing information for Vidaza, thereby adding another delivery route to the Vidaza product label;

•	The initiation of a multi-center, open label dose escalation Phase 1 clinical trial of oral azacitidine in patients with MDS and acute myelogenous leukemia (AML);

•	The completion of an underwritten public offering of 4,600,000 shares of our common stock at a price to the public of $30 per share;

•	The initiation of a randomized, controlled, international, pivotal Phase 3 clinical trial evaluating amrubicin versus topotecan in the treatment of second line small cell lung cancer (SCLC);

•	The presentation of positive results from the Vidaza survival clinical trial, a Phase 3 controlled trial of Vidaza versus conventional care regimens (CCR) in the treatment of patients with higher-risk myelodysplastic syndromes (MDS) which demonstrated a statistically significant survival advantage in patients receiving Vidaza versus CCR;

•	The initiation of a research collaboration with MethylGene Inc. for the development of novel small molecule inhibitors targeting sirtuins, a separate and distinct class of histone deacetylase enzymes implicated in cell survival and death;

•	The submission of an MAA to the EMEA seeking marketing approval of Vidaza for the treatment of patients with higher-risk MDS in the E.U. based on the results of the survival trial and acceptance for review by the EMEA under the Accelerated Assessment Procedure; and

•	The announcement by the EMEA that it has issued a positive opinion to recommend approval of Thalidomide Pharmion for use in combination with melphalan and prednisone as first line treatment for patients with untreated multiple myeloma, aged 65 years or older or ineligible for high dose chemotherapy.

We believe that Pharmion is uniquely positioned in the field of epigenetics, a promising area of cancer research that examines reversible changes in gene regulation and that will remain a primary focus of our research and development activities. Both Vidaza, a deoxyribonucleic acid (DNA) demethylating agent, and MGCD0103, an HDAC inhibitor, have demonstrated specific epigenetic effects on the regulation of gene expression. Research indicates that the combination of HDAC and DNA methyltransferase inhibitors may act synergistically to reverse tumor suppressor gene silencing and induce apoptosis (programmed cell death) in various cancers, and we have initiated clinical studies evaluating Vidaza and MGCD0103 as a combination therapy in hematological cancers. With the initiation of our research collaboration program for sirtuin inhibitors in 2007, we now have three active epigenetic anticancer programs at Pharmion. In addition, as research has shown that cancer cell resistance to cytotoxic drugs is often mediated by epigenetic mechanisms, we are currently conducting research on combinations of our epigenetic therapies, Vidaza and MGCD0103, with cytotoxic drugs.

We had total net sales of $267.3 million, $238.6 million and $221.2 million in 2007, 2006 and 2005, respectively. Our product sales by geographic region are detailed in Note 3 to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We were incorporated in Delaware in 1999 and commenced operations in January 2000. Our principal executive offices are located at 2525 28th Street, Boulder, Colorado 80301, and our telephone number is (720) 564-9100. Our website is located at www.pharmion.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, are available free of charge on the “Investor Relations” section of our website as soon as reasonably practicable after we have electronically filed them with, or furnished them to, the Securities and Exchange Commission. The reference to our website does not constitute incorporation by reference of the information contained on our website into this Annual Report on Form 10-K. You may read and copy any reports, statements or other materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the Public Reference Room. The SEC maintains an Internet site that contains reports, proxy statements and other information, including those filed by us, at (http://www.sec.gov).

Our Products

The following table summarizes our principal products and the status of development for each:

Product	Disease/Indication	Territory	Status

Vidaza® (azacitidine for injection)	MDS, other hematological malignancies and solid tumors	Worldwide	•	NDA supplement for IV administration approved by U.S. FDA in January 2007;
			•	Positive results from MDS Phase 3 survival study announced in 2007;
			•	European MAA submitted in January 2008, to be reviewed under the Accelerated Assessment Procedure;
			•	Compassionate use and named patient sales ongoing in Europe;
			•	Approved in the U.S., Switzerland, Israel, the Philippines, Hong Kong, Thailand, Turkey, Argentina, South Korea and Lebanon.
Thalidomide Pharmion 50mgtm	Multiple myeloma	All countries outside of North America and certain Asian countries	•	European MAA for untreated multiple myeloma recommended for approval by the EMEA in January 2008;
			•	Compassionate use and named patient sales ongoing in Europe;
			•	Approved in Australia, New Zealand, South Korea, Turkey, Israel, South Africa and Thailand.
Amrubicin	Small cell lung cancer; metastatic breast cancer	North America and Europe	•	Initiated Phase 3 study in second line SCLC initiated in October 2007;
			•	Phase 2 studies in SCLC ongoing.
Satraplatin	Second line hormone refractory prostate cancer (HRPC)	Europe, Turkey, Middle East, Australia and New Zealand	•	European MAA for 2nd line HRPC submitted in second quarter 2007;
MGCD0103	Hematological malignancies, solid tumors	North America, Europe, the Middle East and certain other countries	•	Several Phase 1 and Phase 2 single agent and combination studies ongoing in hematological and solid tumors.
Oral azacitidine	Hematological malignancies, solid tumors	Worldwide	•	Investigational New Drug application (IND) active in January 2007;
			•	Multi-center, dose escalation Phase 1 clinical trial initiated in April 2007.

The primary products in our current portfolio include the following compounds:

Vidaza (azacitidine for injection) is a pyrimidine nucleoside analog that has been shown to reverse the effects of DNA hypermethylation and promote subsequent gene re-expression. We were granted an exclusive worldwide license to Vidaza by Pharmacia & Upjohn Company, now part of Pfizer, Inc., in June 2001. In 2004, we received full approval from the FDA for the treatment for all subtypes of MDS, a bone marrow disease that affects the production of blood cells. This was the FDA’s first approval of a treatment for MDS and Vidaza was the first demethylating agent to be approved by the agency. We launched Vidaza for commercial sale in the U.S. in July 2004. Vidaza has been granted orphan drug designation by the FDA, which entitles the drug to market exclusivity for MDS in the U.S. through May 2011. In January 2007, we announced that the FDA had approved our NDA supplement that expands the approved label to add IV administration instructions to the Vidaza prescribing information. IV administration provides an alternative administration method to the previously approved subcutaneous delivery of Vidaza.

In 2007, net sales of Vidaza were $165.3 million, which represented approximately 62% of our total net sales for 2007, compared with $142.2 million in 2006, or approximately 60% of our total net sales for 2006, and $125.6 million in 2005, or approximately 57% of total net sales for 2005.

In August 2007, we announced top line results from our multi-institutional, international, randomized Phase 3 clinical trial examining the effect of Vidaza on the survival of higher-risk MDS patients as compared to treatment with various conventional care regimens, including best supportive care alone, low-dose cytarabine plus best supportive care or standard chemotherapy plus best supportive care (CCR). In the primary endpoint analysis, Vidaza treatment was associated with a median survival of 24.4 months versus 15 months for those receiving CCR treatment, an improvement of 9.4 months with a stratified log-rank p-value of 0.0001. The hazard ratio describing this treatment effect was 0.58 (95 percent confidence interval of 0.43 to 0.77). Two-year survival rates were 50.8 percent versus 26.2 percent for patients receiving Vidaza versus CCR (p<0.0001). The median number of treatment cycles was nine for Vidaza. The survival benefits of Vidaza were consistent regardless of the CCR treatment option used in the control arm. Data and analysis from this clinical trial data were presented at the American Society of Hematology annual meeting in December 2007.

Based on the results of this clinical trial, we submitted an MAA to the EMEA in January 2008 seeking marketing approval of Vidaza for the treatment of patients with higher-risk MDS in the E.U. In February 2008, the EMEA informed us that it had accepted our MAA for review and that it intends to review the application under the Accelerated Assessment Procedure. The Accelerated Assessment Procedure is granted for medicinal products that are expected to be of major public health interest, particularly from the point of view of therapeutic innovation. Accelerated Assessment reduces the time limit for the Committee for Medicinal Products for Human Use to give an opinion from 210 days to 150 days, although at any time during the MAA evaluation, the Committee may decide to continue the assessment under standard centralized procedure timelines. We began named patient and compassionate use sales of Vidaza in the fourth quarter of 2005 in the E.U. The EMEA granted Vidaza orphan medicinal product designation, which, if our MAA for Vidaza is approved, and the criteria for orphan designation continue to be met, would entitle Vidaza to ten years of market exclusivity from the date of MAA approval for the MDS indication in the E.U.

We are also exploring Vidaza’s potential effectiveness in treating other cancers associated with hypermethylation. A significant number of ongoing Phase 2 studies examining the use of Vidaza as a single agent or in combination with other cancer therapies have been initiated by us and independent clinical investigators in AML and other hematological cancers as well as certain solid tumors.

Thalidomide Pharmion 50mgtm (thalidomide) is an oral immunomodulatory and anti-angiogenic agent. We obtained commercialization rights to thalidomide from Celgene Corporation (Celgene) for all countries outside of North America and certain Asian markets in November 2001. Thalidomide has become a standard of care for the treatment of multiple myeloma, a cancer of the plasma cells in the bone marrow, and there is a substantial body of data that demonstrates its benefit as a first line treatment of this disease. We began selling thalidomide in Europe on a compassionate use or named patient basis under a comprehensive risk management program in the third quarter of 2003. Currently, we have an active MAA filed with the EMEA seeking full regulatory approval for this drug in the E.U. However, until we receive a marketing authorization, we will not be permitted to market Thalidomide Pharmion in Europe. To date, Thalidomide Pharmion has been approved as a treatment for relapsed and refractory multiple myeloma in Australia, New Zealand, Turkey, Israel, South Korea, Thailand and South Africa. In 2007, net sales of Thalidomide Pharmion were $81.7 million, which represented approximately 31% of our total net sales for 2007, compared with $77.5 million, or 32% of our total net sales for 2006, and $79.4 million in 2005, or approximately 36% of total net sales for 2005.

In January 2008, we announced that the EMEA had issued a positive opinion recommending the approval of Thalidomide Pharmion for use in combination with melphalan and prednisone as first line treatment for patients with untreated multiple myeloma, aged 65 years or older or ineligible for high dose chemotherapy. Our MAA was submitted to the EMEA in

January 2007 and was accepted for review by the agency in March 2007. The EMEA’s Committee for Medicinal Products for Human Use (CHMP) reviewed the application, and its positive opinion will be forwarded to the European Commission, which generally follows, but is not obligated to follow, the recommendation of the CHMP, and issues final marketing approval within two to three months. If ratified by the European Commission, a single marketing authorization would be granted to Pharmion to market Thalidomide Pharmion for first line multiple myeloma in the 27 member states of the E.U., as well as Norway and Iceland.

Our MAA was based upon a clinical data package comprised of several studies, including the Intergroupe Francophone du Myelome (IFM 99-06) clinical trial. The three-arm study conducted by IFM demonstrated the superiority of melphalan/prednisone plus thalidomide (MPT) over standard therapy of melphalan/prednisone (MP) alone or a combination of chemotherapies (vincristine/adriamycin/dexamethasone) followed by melphalan and stem cell transplantation (MEL 100) in the treatment of newly diagnosed multiple myeloma patients, aged 65 to 75 who were ineligible for intensive bone marrow transplantation. A total of 447 patients were randomized to one of the three treatment arms. At final analysis, the overall median survival in the MPT arm was 51.6 months, compared to 33.2 and 38.3 months, respectively, for the MP and MEL 100 arms. The hazard ratios were 0.59 and 0.69, respectively.

We were granted orphan medicinal product designation for thalidomide in Europe by the EMEA for the multiple myeloma indication, which, if our MAA is ultimately approved and the criteria for orphan medicinal product designation continue to be met, would provide a ten-year period of exclusivity from the date of MAA approval. In addition, under the laws of most European countries, the import of unapproved product for sale on a named patient/compassionate use basis should only be allowed where there is no approved equivalent product available. Therefore, upon approval of Thalidomide Pharmion throughout Europe through the EMEA centralized procedure, the sale of thalidomide by other suppliers should no longer be permitted under national laws. However, we cannot be certain that the regulatory authorities or governments in all of the E.U. member states will enforce these existing laws to prevent the sale of other forms of thalidomide should the European Commission ultimately grant final approval of our MAA for Thalidomide Pharmion in Europe.

Thalidomide has a well-documented history of causing birth defects associated with its general and widespread use in the 1950’s and early 1960’s. Given thalidomide’s history, we have prescribed and dispensed Thalidomide Pharmion in connection with a risk management program (which, upon final approval of our MAA, will be called the “Thalidomide Pharmion Pregnancy Prevention Programme”) that includes a number of actions intended to prevent pregnancies in women being treated with Thalidomide Pharmion and exposure of unborn children to the product. Treatment with Thalidomide Pharmion, which is only available by prescription, is initiated and monitored by a doctor who has experience in the treatment of multiple myeloma. A clear warning is printed on the boxes containing the product, indicating that Thalidomide Pharmion causes birth defects and fetal death. Prior to the launch of Thalidomide Pharmion, Pharmion will provide healthcare professionals and patients with educational materials about the treatment-related risks and the precautions required to ensure the safe use of our product.

Satraplatin is an orally bioavailable platinum-based compound. In December 2005, we obtained commercialization rights to satraplatin from GPC Biotech AG (GPC Biotech) for Europe, Turkey, the Middle East, Australia and New Zealand. In September 2006, we and GPC Biotech announced initial top-line results from a Phase 3 registrational clinical trial — called SPARC — that evaluated satraplatin plus prednisone as a second line chemotherapy treatment for patients with HRPC in which the SPARC trial achieved its primary endpoint of progression-free survival (PFS) demonstrating a statistically significant improvement in median PFS in patients who received satraplatin plus prednisone compared to patients who received prednisone plus placebo. In June 2007, we submitted an MAA with the EMEA based upon this PFS data from the SPARC trial. In July 2007, our partner, GPC Biotech, withdrew its NDA seeking approval for satraplatin in the U.S., following the unanimous recommendation of the Oncologic Drugs Advisory Committee that the FDA wait for the final overall survival data analysis from the SPARC trial before deciding whether the NDA should be approved. Previously, the EMEA had advised us and GPC Biotech, that it would accept the final analysis of PFS as a basis for an MAA submission for satraplatin, but that the submission must also include available overall survival data from the SPARC trial. Subsequently, in a joint press release with GPC Biotech, we announced that the SPARC trial failed to achieve the overall survival co-primary endpoint, with a median overall survival of 61.3 weeks in the satraplatin arm compared to 61.4 weeks for the control group. Although we are currently responding to inquiries concerning our current MAA submission and may present additional data from further analyses of the results of the SPARC trial, we believe this failure will have a significantly negative impact on the review of our MAA by the EMEA.

Amrubicin (amrubicin hydrochloride) is a third-generation fully synthetic anthracycline. We obtained the right to develop and commercialize amrubicin in North America and Europe through our acquisition of Cabrellis Pharmaceuticals Corporation (Cabrellis) in November 2006. Cabrellis licensed these rights to amrubicin from Sumitomo Pharmaceuticals, now part of Dainippon Sumitomo Pharma Co. Ltd. (Sumitomo), in June 2005. Sumitomo synthesized and developed amrubicin in Japan, and attained full regulatory approval of amrubicin as a treatment for lung cancers in that country in 2002. Amrubicin’s approval was based upon Phase 2 studies conducted in Japan that demonstrated clinical efficacy as a single agent. In previously untreated small cell lung cancer (SCLC) patients, amrubicin produced an overall response rate of 76% with median survival of 11.7 months when administered as a single agent. In Phase 2 studies of previously treated SCLC patients (sensitive or relapsed/refractory) conducted after Japanese approval, amrubicin as a single agent has shown overall response rates ranging from 46% to 53%, with median overall survival of 9.2 to 11.7 months. In a subsequent clinical trial evaluating amrubicin administered in combination with cisplatin in previously untreated SCLC patients, amrubicin produced an overall response rate of 88% with median survival of 13.6 months. To date, however, there have been no completed clinical studies of amrubicin in patient populations outside of Japan. In order to confirm the results reported in these Japanese studies, we have initiated Phase 2 studies of amrubicin in SCLC and we announced interim results from our chemo-sensitive second line SCLC trial in October 2007. Based on the outcome of these trials, we initiated a Phase 3 registrational study in the fourth quarter of 2007.

In addition, based on clinical experience with the product to date, including the active treatment of more than 6,500 patients in Japan, amrubicin appears to lack the cumulative cardiotoxicity associated with other anthracyclines. We believe that this makes amrubicin a very attractive agent to study in other cancers where older, cardiotoxic anthracyclines are currently used. For example, anthracyclines have established activity against breast cancer, but the cumulative cardiotoxicity of currently available anthracyclines limit their use, in particular, with Herceptin®, a breast cancer drug marketed by Genentech, Inc. However, we cannot be certain that amrubicin will demonstrate a lack of cumulative cardiotoxicity in controlled clinical studies or that any clinical study in this indication will yield positive results. In February 2008, the EMEA’s Committee for Orphan Medicinal Products issued an opinion recommending that amrubicin be designated as an orphan medicinal product in the E.U. for the SCLC indication. The opinion is then forwarded to the European Commission for an official decision on the designation.

MGCD0103 is an oral, isotype-selective, small molecule HDAC inhibitor. In January 2006, we obtained commercialization rights from MethylGene Inc. in North America, Europe, the Middle East and certain other markets for MethylGene’s HDAC inhibitor compounds, including MGCD0103 and MethylGene’s pipeline of second-generation HDAC inhibitor compounds, for all oncology indications. MGCD0103 is the subject of a broad Phase 2 clinical development program where we, in collaboration with MethylGene, are evaluating the use of MGCD0103 in a variety of cancers where epigenetic factors play a role. Several clinical studies of MGCD0103 are currently underway, including Phase 1/2 combination studies of MGCD0103 and Vidaza in MDS and AML patients and MGCD0103 and Gemzar® in patients with solid tumors, and Phase 2 monotherapy studies of MGCD0103 in patients with relapsed or refractory lymphoma and relapsed or refractory Hodgkin’s lymphoma. In February 2008, the EMEA and the European Commission designated MGCD0103 an orphan medicinal product for the treatment of AML in the E.U. and the FDA designated MGCD0103 as an orphan drug for the treatment of AML in the U.S.

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

Oral Azacitidine (azacitidine) is an oral formulation of our pyrimidine nucleoside analog, Vidaza. Our oral azacitidine candidate was the result of our internal formulation efforts. We filed an IND for oral azacitidine at the end of 2006 and that IND became effective in late January 2007. Based on bioavailability and pharmacokinetics data generated in a first Phase 1 clinical trial of escalating single doses of orally administered azacitidine, we initiated a second a multi-center, open label dose escalation Phase 1 clinical trial of oral azacitidine in April 2007. This study will assess the maximum tolerated dose, dose limiting toxicities and safety of a seven day, multi-cycle oral dosing regimen of azacitidine in patients with MDS and AML. In addition, the trial will examine pharmacokinetics and pharmacodynamic effects of orally administered azacitidine, as compared with the FDA approved parenteral regimen, Vidaza. Since oral azacitidine, like Vidaza, is a demethylating agent, its development complements our epigenetics program and invites further study in combination with other oral epigenetics-based therapies, such as MGCD0103. Moreover, there is a significant body of evidence showing that the biological effects of demethylating agents may be improved or extended through sustained DNA demethylation, which could most effectively be provided through oral delivery. As a result, an oral demethylating agent offers the possibility of transforming cancers into chronically managed diseases.

Other Products.  In addition to our primary commercial products, we sell other smaller products in the U.S. and Europe. This includes Innohep®, a low molecular weight heparin that we sell in the U.S., and Refludan, an anti-thrombin agent that we sell in Europe and other countries outside the U.S. and Canada. Aggregate net sales for these products were approximately $20.3 million in 2007.

Translational Medicine

In 2006, we announced the formation of our translational medicine group located in San Francisco. Our translational medicine approach focuses on designing preclinical and early clinical development strategies that answer critical questions about the underlying biology of the disease states and the effects of experimental therapeutics to provide scientific foundation to ensure that only the strongest clinical candidates advance to later-stage clinical development. In particular, as part of our early-stage product development efforts, our translational medicine team will seek to identify subsets of patients with a given disease who may be more likely to benefit from treatment with a particular candidate. Once these patient subgroups have been identified, molecular markers (called biomarkers) and associated assays can be developed to pre-identify these patients. These biomarker assays will then be deployed in clinical trials to increase the efficiency of drug development. The identification of patients that over-express the Her-2 protein as a predictor of response to Herceptin therapy is an example of this biomarker-based approach to cancer drug development. We believe that by employing novel translational biology tools we can reduce the early-stage development risk of cancer therapies.

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

In the U.S., our field-based organization consists of 141 professionals, including advocate development managers, clinical account specialists, medical science liaisons, payor relations specialists, national accounts managers, nurse educators, and field based management. In general, members of our field-based staff have significant experience in pharmaceutical and oncology products sales and marketing. They target hematologists and oncologists who prescribe high volumes of cancer therapies. The field organization includes a medical education team that focuses on the development, presentation and distribution of scientific and clinical information regarding our products and the diseases they treat.

In Europe, our field organization includes a general manager in each of the United Kingdom (U.K.), France, Germany, Spain and Italy. These general managers are responsible for all commercial activities in each of their home countries, with some also having responsibility for commercial activities in smaller nearby countries. Each of our subsidiaries employs, in addition to the general manager, a trained physician, regulatory specialists if required by local law, sales representatives, risk management program experts and administrative support staff. In general, we employ nationals in each of our international subsidiaries. All European marketing activities are centrally directed from our U.K. office to ensure consistency across regional markets. In addition, clinical development, regulatory affairs and information technology functions are centrally managed from our U.K. office. In this manner, we seek to develop globally consistent programs and ensure that they are implemented according to local practices. Our Australian sales and marketing organizational structure is consistent with our European structure.

In addition to our own sales organizations, we have access to the hematology and oncology markets in 27 additional countries through relationships with our distributors. Under the agreements governing our relationships with our distributors, we are prohibited from selling or marketing our products on our own behalf in a country covered by one of these agreements until the applicable agreement expires.

In the U.S., we sell to pharmaceutical wholesalers, who in turn distribute product to physicians, retail pharmacies, hospitals, and other institutional customers. In Europe and Australia, we sell directly to retail and hospital pharmacies. Sales into countries where we have partnered with third party distributors are made directly to our partners. Our largest three wholesale customers in the U.S., ASD Specialty Healthcare, Inc. (d/b/a Oncology Supply Company), Cardinal Health and Oncology Therapeutics Network, L.P. generated 17%, 9% and 7%, respectively, of our total consolidated net sales for the year ended December 31, 2007.

Principal Collaborations and License Agreements

Celgene Agreements:  In 2001, we licensed rights relating to the use of thalidomide from Celgene and separately entered into an exclusive supply agreement for thalidomide with CUK of Great Britain, a company located in the U.K. that was subsequently acquired by and is currently a wholly owned subsidiary of Celgene. Under the agreements, as amended in December 2004, in exchange for a payment of $80 million, we obtained the exclusive right to market thalidomide in all countries other than the United States, Canada, Mexico, Japan and all provinces of China, except Hong Kong. Under our Celgene agreements, we also obtained exclusive rights to all existing and future clinical data relating to thalidomide developed by Celgene, and an exclusive license to employ Celgene’s patented and proprietary S.T.E.P.S. program as our Pharmion Risk Management Program, or PRMP, which we have used in connection with the distribution of thalidomide in these territories. Under agreements with CUK, as amended, CUK is our exclusive supplier of thalidomide formulations that we sell in certain territories licensed to us by Celgene. We pay Celgene a royalty/license fee of 8% on our net sales of thalidomide under terms of the license agreements and CUK product supply payments equal to 15.5% of our net sales of Thalidomide Pharmion under the terms of the product supplement agreement, each based on our net sales in the countries included within our territory. We have also agreed to fund certain amounts incurred by Celgene for the conduct of thalidomide clinical trials, which we paid in quarterly installments through the end of 2007, and the actual costs of completing an ongoing Celgene-sponsored, Phase 3 clinical trial for thalidomide in multiple myeloma. Under these agreements, we paid Celgene $2.7 million in 2007. The agreements with Celgene and CUK each have a ten-year term running from the date of receipt of our first regulatory approval for Thalidomide Pharmion in the U.K.

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

MethylGene Agreement — In January 2006, we entered into an exclusive license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including MGCD0103, for oncology indications in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, we made upfront payments to MethylGene totaling $25 million, which included a $5 million equity investment in MethylGene common shares. As of February 19, 2008, our investment in MethylGene was approximately 5.2% of its outstanding shares of common stock. We will make additional milestone payments to MethylGene for MGCD0103 and each additional HDAC inhibitor, based on the achievement of significant development, regulatory and sales goals.

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

In August 2007, we announced a research collaboration with MethylGene for the development of novel small molecule inhibitors targeting sirtuins, a separate and distinct class of histone deacetylase enzymes (Class 3 HDACs) implicated in cell survival and death, expanding our January 2006 license and collaboration agreement. Under the sirtuin inhibitor program, we will fund preclinical research, including the payment of approximately $5 million in full time employee support to MethylGene over an 18 month period. In 2007, we paid approximately $1.5 million to MethylGene to fund this program.

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

Composition of matter patent protection for Vidaza, thalidomide and amrubicin, has expired or was not pursued. Through our acquisition of Cabrellis, we have an exclusive license in the U.S. and Europe under patents and patent applications owned by Sumitomo that relate to formulations, methods of production, polymorphic forms and combination uses of amrubicin to treat various cancers. The primary issued formulation patent expires in August 2008 and the issued use patent for amrubicin expires in March 2023. We have exclusive rights to a family of patents that relate to uses of thalidomide to treat angiogenesis and cancer. Patent protection for uses of thalidomide expires in February 2014. We own, or co-own with Ash Stevens, Inc., three patent families relating to the production or formulation of Vidaza, of which four patents have issued in the United States. These patents will expire in 2023. We have a pending patent application in the U.S. covering our oral formulation of azacitidine and we have filed additional provisional patent applications in the U.S. covering the use of cytidine analogs for the treatment of high-risk MDS.

We have an exclusive license from GPC Biotech to issued patents and pending patent applications in the E.U. and certain other international markets for satraplatin. Issued patents covering compositions of matter and certain methods of use of satraplatin expire in January and February 2009. We will rely on Supplementary Protection Certificates, if available, and regulatory data protection available in the E.U. to extend our period of market exclusivity for satraplatin in the E.U. beyond the expiration date of the basic satraplatin patent. If satraplatin is approved prior to the expiration date of the applicable patent, a Supplementary Protection Certificate, if granted, would extend the protection provided by the existing satraplatin patent for five years, until early 2014.

Additionally, in early 2006, we licensed exclusive rights in oncology from MethylGene to what currently numbers more than 10 patent families directed to MethylGene’s inhibitors of histone deacetylase, including patents issued in the United States and related pending patent applications in the E.U. and certain other international markets for MGCD0103. The basic patent covering the composition of matter for MGCD0103 expires in September 2022.

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

In the absence of or to supplement patent protection for our existing products and any products or product candidates we should acquire in the future, we have sought and intend to continue seeking orphan drug status whenever it is available. To date, we have been granted orphan drug status in the U.S. and the E.U. for Vidaza for the MDS indication, in the E.U. for Thalidomide Pharmion for the multiple myeloma indication and in the U.S. and E.U. for MGCD0103 for the Hodgkin’s lymphoma and AML indications. In addition, we have received a positive opinion from the EMEA recommending that amrubicin be designated as an orphan medicinal product for the SCLC indication, and we intend to seek orphan drug status for amrubicin in the U.S.  for the SCLC indication. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S. and ten years in the E.U. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. See “Government Regulation and Reimbursement” for a more detailed description of orphan drug status.

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

We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our trade secrets. However, we believe that the substantial costs and resources required to develop technological innovations will help us to protect the competitive advantage of our products.

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

Vidaza.  Since the approval of Vidaza in 2004, the FDA has approved two additional therapies for the treatment of MDS: Dacogen® with marketing rights held by MGI Pharma, Inc., approved in May 2006, and Revlimid® from Celgene, approved in December 2005. Of these two products, only Dacogen, a demethylating agent as is Vidaza, which was approved for all subtypes of MDS, is directly competitive with Vidaza. Revlimid, a small molecule compound that affects multiple cellular pathways, was approved in the U.S. for a subset of low-risk MDS patients. In January 2008, the EMEA announced that its Committee for Medicinal Products for Human Use (CHMP) had recommended against approval of Celgene’s MAA for Revlimid as a treatment for low-risk MDS patients. Celgene has announced that it intends to apply for a re-examination of the CHMP opinion in accordance with relevant EMEA procedures. Vidaza does not have marketing authorization in the E.U.; however, in January, 2008 we submitted an MAA to the EMEA seeking a marketing authorization for Vidaza in higher-risk MDS patients. There are additional products in clinical development for the treatment of MDS and the enrollment of patients in clinical trials for these additional products may reduce the number of patients that will receive Vidaza treatment. We also face competition for Vidaza from traditional therapies used in the treatment of MDS, including the use of blood transfusions and growth factors.

Thalidomide Pharmion.  As described above, in January 2008, the EMEA issued a positive opinion to recommend approval of Thalidomide Pharmion for use in combination with melphalan and prednisone as first line treatment for patients with untreated multiple myeloma, aged 65 years or older or ineligible for high dose chemotherapy. In the past two years, the EMEA has approved two additional products in multiple myeloma in the E.U.: Velcade® from Millennium Pharmaceuticals Inc., a proteasome inhibitor, and Revlimid from Celgene. Both Revlimid and Velcade have been approved in the E.U. as treatments for relapsed and refractory multiple myeloma patients. However, we face direct competition from several traditional therapies used in the treatment of first line multiple myeloma, including the use of chemotherapeutic agents, such as melphalan and dexamethasone. In addition, in certain of our markets we face competition from other suppliers of generic or unapproved forms of thalidomide, including the compounding of thalidomide by pharmacists. If Thalidomide Pharmion is approved through the EMEA centralized procedure, the sale of these other forms of thalidomide should no longer be permitted under national laws for named patient or compassionate use sales. However, we cannot be certain that the regulatory authorities or governments in all of the E.U. member states will enforce these existing laws to prevent the sale of other forms of thalidomide should the European Commission ultimately grant final approval of our MAA for Thalidomide Pharmion in Europe.

Satraplatin.  The competitive market for satraplatin may include other drugs either currently marketed or being developed for HRPC, as well as other platinum-based compounds for other cancers. Although there are currently no approved treatments for second line HRPC, there are several approved treatments for prostate cancers and other agents in development for both advanced HRPC and earlier stages of prostate cancer, which may compete with satraplatin in our territories. We are aware that other companies may be developing orally bioavailable platinum-based compounds. We are not aware, however, of any other orally bioavailable, platinum-based compounds that are approved or in Phase 3 clinical trials.

Amrubicin.  We initiated a Phase 3 clinical trial in 2007 and, if the results from that trial are positive, we will seek approval for amrubicin in the sensitive or relapsed/refractory SCLC indication. Currently, the only approved single-agent therapy for second line treatment of SCLC is Hycamtin® (topotecan) from GlaxoSmithKline plc. There are, however, several products in clinical development for SCLC, including Alimta® (pemetrexed) from Eli Lilly and Company and picoplatin from Poniard Pharmaceuticals, both of which are currently in a more advanced stage of development than amrubicin.

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

In order to receive marketing approval, we must submit a dossier or application to the relevant regulatory authority for review, which is known in the U.S. as an NDA and in the E.U. as an MAA. The format for each submission is usually specific to each regulatory authority, although in general it includes information on the quality of the chemistry, manufacture and pharmacological aspects of the product as well as the non-clinical and clinical trial data. The FDA undertakes the review for the U.S. In the E.U., oncology products are reviewed under the centralized procedure, where a single review can result in one marketing authorization for the entire E.U. Under the centralized procedure, members of the Committee for Medicinal Products for Human Use, or the CHMP, review the application on behalf of the EMEA. The EMEA will, based upon the review by the CHMP, provide an opinion to the European Commission on the safety, quality and efficacy of a product. The decision to grant or refuse an authorization is made by the European Commission. Approval can take several months to several years, or an application can be denied.

The FDA and the EMEA review and approval timelines can differ substantially. In the U.S. for example, the FDA normally sets a deadline for the agency’s review of an NDA. In the E.U., the EMEA approval process for a typical review is set out in a fixed 210-day schedule, although the schedule can be shortened to as little as 150 days if the EMEA grants an application “accelerated review.” However, at various points during the process, review “clock stops” could occur, at which time applicants are required, for example, to answer questions posed by the CHMP. Such delays can vary in length depending on the scope of the review and the time required for the applicant to submit responses to questions. Therefore, we cannot state with certainty the timeframe for an EMEA review of an MAA for any of our products.

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

Additionally, in connection with the “special need” requirements described above, under the laws of most European countries, the import of unapproved product for sale on a named patient/compassionate use basis will only be allowed where there is no approved equivalent product available. This is an important consideration with respect to Thalidomide Pharmion, where we have faced substantial competition from the sale of unlicensed thalidomide by other suppliers. Upon approval of Thalidomide Pharmion throughout Europe through the EMEA centralized procedure, the sale of unlicensed thalidomide by other suppliers should no longer be permitted on a named patient/compassionate use basis under national laws.

Orphan Drug Status

The U.S., the E.U. and Australia grant orphan drug designation to drugs intended to treat a “rare disease or condition.” The requirements for achieving orphan drug status vary between the U.S., E.U. and Australia, but are generally dependent on patient populations. If a product that has been granted an orphan drug designation subsequently receives its first regulatory approval for the indication for which it holds such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the U.S., ten years in the E.U. and five years in Australia. An orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication. Of our current products, Vidaza has been granted orphan drug designation in the U.S., the E.U. and Australia, Thalidomide Pharmion has been granted orphan drug designation in the E.U. and Australia and MGCD0103 has been granted orphan drug designation in the U.S. and the E.U. for the Hodgkin’s lymphoma and AML indications. In addition, we have received a positive opinion from the EMEA recommending that amrubicin be designated as an orphan medicinal product for the SCLC indication, and we intend to seek orphan drug status for amrubicin in the U.S.  for the SCLC indication.

Post-Approval Regulatory Requirements

Holders of an approved NDA are required to report certain adverse reactions and production problems, if any, to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to certification of good manufacturing practice (cGMP) after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers are required to expend significant resources in the areas of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We continue to rely upon third party manufacturers to produce our products. We cannot be certain those manufacturers will remain in compliance with applicable regulations or that future regulatory inspections will not identify compliance issues at the facilities of our contract manufacturers which could disrupt production or distribution, or require substantial resources to correct.

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

In the U.S., there have been a number of legislative and regulatory changes to the health care system that impact the pricing of our products. In particular, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, together with rulemaking by CMS, changed the methodology for Medicare reimbursement of pharmaceutical products administered in physician offices and hospital outpatient facilities, including Vidaza. Although the rates at which physicians were reimbursed for Vidaza under Medicare were initially affected by the new reimbursement methodology, reimbursement rates for Vidaza have stabilized, and we believe the impact of this reimbursement methodology is not likely to be significant to our business in 2008. However, new legislative proposals may be considered by Congress that, if adopted, will affect government drug reimbursement policies. We cannot determine what impact, if any, these new policies might have on our business.

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

Third Party Reimbursement

In the U.S., E.U. and elsewhere, sales of pharmaceutical products are dependent in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for pharmaceutical products. The E.U. generally provides options for its member states to restrict the range of pharmaceutical products for which their national health insurance systems provide reimbursement. In some countries, products may be subject to a clinical and cost effectiveness review by a health technology assessment body. A negative determination by such a body for one of our products could affect the prescribing of the product. For example, in the U.K., the National Institute for Clinical Excellence (NICE), provides guidance to the National Health Service on whether a particular drug is clinically effective and cost effective. Although presented as “guidance,” doctors are expected to take the guidance into account when choosing a drug to prescribe. In addition, third party payors may not make funding available for drugs not given a positive recommendation by the NICE. There is a risk that a negative determination by the NICE will mean fewer prescriptions. We cannot be certain that any of our products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

Our present and future business has been and will continue to be subject to various other laws and regulations.

Research and Development Expense

In the years ended December 31, 2007, 2006 and 2005, we incurred research and development expense of $102.4 million, $70.1 million and $42.9 million, respectively. In addition, we incurred acquired in-process research expense of $8.0 million in 2007, $78.8 million in 2006 and $21.2 million in 2005.

Employees

As of February 19, 2008, we had 513 employees. We believe that our relations with our employees are good and we have no history of work stoppages.

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

Risks Related to the Pending Merger

Failure to complete our proposed Merger with Celgene will subject us to financial and operational risks and could negatively impact the market price of Pharmion common stock.

If the merger is not consummated for any reason, we will be subject to a number of material risks, including:

•	the provision in the Merger Agreement which provides that under specified circumstances we could be required to pay to Celgene a termination fee of $70 million;

•	the market price of our common stock may decline to the extent that the current market price of such common stock reflects a market assumption that the Merger will be consummated;

•	certain costs related to the Merger, such as advisory and accounting fees and expenses and the costs of certain bonuses to be paid under the employee retention plan we announced in January 2008, must be paid even if the Merger is not consummated;

•	the possibility that certain key employees may terminate their employment with us as a result of the proposed Merger with Celgene;

•	benefits that we expect to realize from the Merger, such as the potentially enhanced strategic position of the combined company, would not be realized; and

•	the diversion of management’s attention away from our day-to-day business, reduction in capital spending and acquisitions, suspensions of planned hiring and expansion activities and other restrictive covenants contained in the Merger Agreement that may impact the manner in which our management is able to conduct our business during the period prior to the consummation of the Merger and the unavoidable disruption to employees and our relationships with customers and suppliers during the period prior to the consummation of the Merger, may make it difficult for us to regain our financial and market position if the Merger does not occur.

In addition, if the Merger Agreement is terminated and our board of directors determines to seek another business combination, there can be no assurance that we will be able to find a partner willing to provide equivalent or more attractive consideration than the consideration to be provided in the Merger.

Satisfying closing conditions may delay or prevent completion of the Merger or affect the combined company in an adverse manner.

Completion of the Merger is conditioned upon having obtained approval or the applicable waiting period having expired under the antitrust laws of any applicable foreign jurisdiction and the failure to obtain such approvals or to allow such waiting periods to expire would have a material adverse effect on Celgene. We and Celgene intend to pursue all required approvals in accordance with the Merger Agreement. The requirement that these approvals be obtained could delay the completion of the Merger for a significant period of time after our stockholders have approved the Merger. Together with Celgene, we filed notification and report forms under the Hart-Scott-Rodino Antitrust Improvement Act of 1976 (the HSR Act) with the U.S. Federal Trade Commission (FTC) and the Antitrust Division of the U.S. Department of Justice on December 3, 2007 and the waiting period under the HSR Act expired on January 2, 2008. Although the waiting period has expired, at any time before the effective time of the Merger, the Antitrust Division, the FTC or others could take action under the antitrust laws with respect to the Merger, including seeking to enjoin the consummation of the Merger, to rescind the Merger or to require the divestiture of certain of our assets or the assets of Celgene. Similarly, on December 28, 2007, Celgene, on behalf of both parties, advised the Bundeskartellamt, Germany’s federal cartel office in charge of reviewing the antitrust aspects of mergers and acquisitions, of the proposed Merger, and on January 27, 2008, we were informed that the agency had cleared the Merger. There can be no assurance that a challenge to the Merger on antitrust grounds will not be made or, if such a challenge is made, that it would not be successful. We also cannot assure you that the approval of any applicable agency will be obtained, that the failure to obtain the approval of the agency will not lead to antitrust or other competition regulators of other jurisdictions investigating or prohibiting the Merger, or that the other required conditions to closing will be satisfied, and, if all such approvals are obtained and the conditions are satisfied, we cannot assure you as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the Merger Agreement or that such terms and conditions will not have an adverse effect on the combined company.

The value of the shares of Celgene common stock that Pharmion stockholders will receive in the Merger could vary as a result of fluctuations in the price of Celgene common stock.

At the effective time of the Merger, each outstanding share of our common stock will be converted into the right to receive (i) that number of shares of Celgene common stock equal to the quotient, which we refer to as the Exchange Ratio, determined by dividing $47.00 by the volume weighted average price per share of Celgene common stock (rounded to the nearest cent) on The Nasdaq Global Select Market for the 15 consecutive trading days ending on (and including) the third trading day immediately prior to the effective time of the Merger, or the Measurement Price; provided, however, that if the Measurement Price is less than $56.15, each share of our common stock will be converted into the right to receive 0.8370 shares of Celgene common stock and if the measurement price is greater than $72.93, each share of our common stock will be converted into the right to receive 0.6445 shares of Celgene Common Stock and (ii) $25.00 in cash, without interest. Accordingly, at the time of the special meeting at which our stockholders will be asked to approve and adopt the Merger Agreement, which is scheduled to be held on March 6, 2008, the amount of the stock portion of the Merger consideration or the value thereof will not be known. Changes in the price of Celgene common stock may affect the value of the consideration that our stockholders receive in the Merger. If the measurement price is less than $56.15, the value of the stock portion of the Merger consideration to be received by our stockholders will decrease. Variations in the price of Celgene common stock could be the result of changes in the business, operations or prospects of us or Celgene or Pharmion, market assessments of the likelihood that the Merger will be consummated within the anticipated time or at all, general market and economic conditions and other factors which are beyond the control of us or Celgene. There is no provision in the Merger Agreement that guarantees a minimum value for the Celgene common stock to be issued at the effective time or that permits us to terminate the Merger Agreement if the price of Celgene common stock declines. The Measurement Price cannot now be determined, since it is a function of the market price of Celgene common stock in the future. If the Measurement Price is less than $56.15, the Merger Consideration will be less than $72.00 per share of our common stock. For example, were the Measurement Price determined over the 15 trading days ended on February 15, 2008, the Measurement Price would have been $56.64 and therefore our stockholders would have been entitled to receive 0.82.98 shares of Celgene common stock with a value, based on that Measurement Price, of $47.00, plus $25.00 in cash, for a total hypothetical Merger consideration value of $72.00 per each share of our common stock.

The market price for Celgene common stock may be affected by factors different from those affecting the market price for our common stock.

Upon the consummation of the Merger, holders of our common stock will become holders of Celgene common stock. Celgene’s businesses differ from our business and, accordingly, the results of operations of the combined operations will be affected by factors different from those currently affecting our results of operations. In addition, there are material differences between the rights of stockholders of Pharmion and the rights of stockholders of Celgene.

The market price of Celgene common stock may decline as a result of the Merger.

The market price of Celgene common stock may decline as a result of the Merger if the integration of Celgene and Pharmion is unsuccessful or takes longer than expected; the perceived benefits of the Merger are not achieved as rapidly as anticipated, or to the extent anticipated, by financial analysts or investors; or the effect of the Merger on Celgene’s financial results is not consistent with the expectations of financial analysts or investors.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains “no shop” provisions that, subject to limited exceptions, preclude us, whether directly or indirectly through affiliates or other representatives, from soliciting, initiating, knowingly encouraging or taking any other action to facilitate the submission of any acquisition proposal or participating in or knowingly encouraging any discussion or negotiations regarding, or furnishing to any person any information with respect to, or knowingly facilitating or taking any other action with respect to any acquisition proposal (or any proposal reasonably likely to lead to an acquisition proposal). The Merger Agreement also provides that we will be required to pay a termination fee of $70 million to Celgene upon termination of the Merger Agreement under certain circumstances. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.

Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business that are customary for transactions similar to the Merger. We have agreed to limit the conduct of our business to those actions undertaken in the ordinary course of business. In addition, we have agreed not to undertake, or have agreed to limit, certain corporate actions without the consent of Celgene. Among others, these actions include mergers and acquisitions or dispositions of assets; issuing, selling, purchasing or redeeming any additional shares of our capital stock; incurring any indebtedness in excess of prescribed limits; settling or compromising certain claims against us and undertaking capital expenditures in excess of prescribed limits. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.

Risks Related to Our Business

We have a history of net losses, and may not maintain profitability in the future.

Except for our fiscal year ended 2005, where we posted net income of $2.3 million, we have incurred annual net losses since our inception. For our most recent fiscal year we incurred a net loss of $63.9 million and, as of December 31, 2007, we had an accumulated deficit of $290.7 million. In addition, as a result of recent product acquisitions, we expect to further increase our expenditures to:

•	commercialize our marketed products;

•	grow our commercial and related support organizations to support new product approvals, especially in Europe;

•	support our development efforts associated with completing clinical trials and seeking regulatory approvals of our products, including regulatory and development expenses associated with our development-stage product candidates, amrubicin, MGCD0103 and oral azacitidine;

•	satisfy our obligations to make milestone payments under the existing license agreements for our product candidates; and

•	acquire additional product candidates or companies.

Accordingly, we do not expect to achieve profitability during our 2008 fiscal year and we are unsure as to when we will again achieve profitability for any substantial period of time. If we fail to achieve profitability within the time frame expected by investors or securities analysts, the market price of our common stock may decline.

We depend heavily on our two commercial products, Vidaza and Thalidomide Pharmion, to generate revenues.

Sales of Vidaza and Thalidomide Pharmion have accounted for nearly all of our total product sales. For the fiscal year ended December 31, 2007, Vidaza and Thalidomide Pharmion net sales represented 92% of our total net sales. Although the data from our Phase 3 clinical trial for Vidaza in higher risk MDS patients — which demonstrated a statistically significant survival advantage in favor of Vidaza — has not yet been equaled or surpassed by our competitors, this data is not yet included in the labeled prescribing information for Vidaza in the U.S. and, therefore, we are unable to use this data as part of our promotional activity for Vidaza in the U.S. Accordingly, we cannot assure you that these data will actually result in a competitive advantage for Vidaza in the U.S., nor can we assure you that our recently-submitted MAA will ultimately be approved by the EMEA. The commercial success of Vidaza and future growth in Vidaza sales will depend, among other things, upon:

•	our ability to achieve a marketing authorization for Vidaza in Europe and in other countries;

•	our ability to include the survival data in the approved prescribing information for in the U.S.;

•	continued acceptance by regulators, physicians, patients and other key decision-makers as a safe, superior therapeutic as compared to currently existing or future treatments for MDS;

•	our ability to successfully compete with other approved MDS therapies; and

•	our ability to expand the indications for which we can market Vidaza.

For Thalidomide Pharmion, we face competition from sales of thalidomide from generic manufacturers and pharmacy compounding of thalidomide, as well as competition from other products approved for and other therapies used in the treatment of multiple mycloma. Currently, we are at a competitive disadvantage to these other thalidomide products, which are sold at a significantly lower price than our Thalidomide Pharmion and without a comprehensive safety program. Therefore, commercial success and future growth of our formulation of thalidomide will depend primarily upon our ability to achieve a marketing authorization for Thalidomide Pharmion in Europe and, upon such approval, our ability to successfully promote Thalidomide Pharmion and achieve the cooperation of regulatory authorities in preventing the sale of other forms of thalidomide.

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

Based on our current operating plans, we will need to generate greater sales to achieve profitability. The product development, including clinical trials, manufacturing development and regulatory approvals of Vidaza, Thalidomide Pharmion, satraplatin, amrubicin and MGCD0103, and the acquisition and development of additional product candidates by us will require a commitment of substantial funds. Additionally, we plan to increase our investment in our development programs and commercial organization in anticipation of possible additional product approvals. As a result, our balance of cash, cash equivalents and short-term investments will decrease significantly until we are able to increase product sales with additional product approvals. Our future capital requirements are dependent upon many factors and may be significantly greater than we expect.

We believe, based on our current operating plan, including anticipated sales of our products, that our cash, cash equivalents and short-term investments will be sufficient to fund our operations through at least the next twelve months. If our existing resources are insufficient to satisfy our liquidity requirements due to slower than anticipated sales of our products, delays in anticipated marketing approvals for our products or otherwise, or if we acquire additional products or product candidates, we may be required to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities, which could harm our financial condition and operating results.

We may not receive regulatory approvals for our product candidates, or approvals may be delayed.

Our growth prospects depend to a large extent upon our ability to obtain regulatory approval of our near-term product candidates in Europe: Thalidomide Pharmion, Vidaza and satraplatin. The regulatory review and approval process to obtain marketing approval, even for a drug that is approved in other jurisdictions, takes many years and requires the expenditure of substantial resources. This process can vary substantially based on the type, complexity, novelty and indication of the product candidate involved. Changes in the regulatory approval policy during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. The regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that data is insufficient for approval and require additional pre-clinical, clinical or other studies, even if the clinical trials supporting the application for approval achieve their endpoints. In addition, varying interpretations of the data obtained from pre-clinical and clinical testing by regulatory authorities could delay, limit or prevent regulatory approval of a product candidate.

Satraplatin.  In June 2007, we submitted an MAA to the EMEA seeking marketing approval for satraplatin based upon the results achieved in the “SPARC” Phase 3 clinical trial evaluating satraplatin in second line hormone refractory prostate cancer (HRPC). The trial met its co-primary endpoint by demonstrating a statistically significant improvement in progression-free survival, or PFS, in the satraplatin treatment arm. PFS is a composite endpoint that assesses when a patient’s disease has “progressed” based upon a number of clinical criteria relevant to the disease state. Although both the EMEA and the FDA have accepted PFS as a suitable endpoint for some product approvals, in other cases regulatory authorities have indicated that only “overall survival” endpoints will be sufficient for approvals of some cancer therapy candidates. In July 2007, our partner GPC Biotech withdrew its NDA seeking approval for satraplatin in the U.S., following the unanimous recommendation of the Oncologic Drugs Advisory Committee that the FDA wait for the final overall survival data analysis before deciding whether the NDA should be approved. Previously, the EMEA had advised us and GPC Biotech, that it would accept the final analysis of PFS as a basis for an MAA submission for satraplatin, but that the submission must also include available overall survival data from the SPARC trial. In October 2007, in a joint press release with GPC Biotech, we announced that the SPARC trial failed to achieve the overall survival co-primary endpoint, with a median overall survival of 61.3 weeks in the satraplatin arm compared to 61.4 weeks for the control group. Although we are currently responding to inquiries concerning our current MAA submission and may present additional data from further analyses of the results of the SPARC trial, we believe this failure will have a significantly negative impact on the review of our MAA by the EMEA.

Vidaza.  In early August 2007, we announced that our on-going clinical study of Vidaza in 358 high-risk MDS patients demonstrated a statistically-significant survival advantage for patients in the Vidaza treatment arm versus conventional care regimens. Based on this data, we filed an MAA with the EMEA seeking a marketing authorization for Vidaza in the E.U. and we intend to submit a supplemental NDA with the FDA seeking to include these new data in the prescribing information for Vidaza in the U.S. We cannot assure you that that negative information relating to the safety, efficacy or tolerability of Vidaza may be discovered upon further analysis of data from this study. Furthermore, we cannot guarantee that these results or the trial design will be deemed sufficient for approval by regulatory authorities in the E.U. or that information from the study will ultimately be included in the approved prescribing information in the U.S.

Thalidomide Pharmion.  In January 2008, we announced that the EMEA has issued a positive opinion to recommend approval of Thalidomide Pharmion for use in combination with melphalan and prednisone as first line treatment for patients with untreated multiple myeloma, aged 65 years or older or ineligible for high dose chemotherapy. The EMEA’s Committee for Medicinal Products for Human Use (CHMP) reviewed the application, and its positive opinion will be forwarded to the European Commission. The European Commission generally follows, but is not obligated to follow, the recommendation of the CHMP, in deciding to ratify the EMEA decision and grant a final marketing authorization. Thalidomide’s well-known potential for causing severe birth defects and its negative historical reputation may delay or prevent the ultimate approval of our MAA, despite the EMEA recommendation. In addition, thalidomide continues to be widely available and, in most cases, without a comprehensive safety program. Any report of a birth defect attributed to the current use of thalidomide could compel the regulatory authorities or the European Commission to delay approval or elect not to grant us marketing authorization for Thalidomide Pharmion.

The timing of our submissions, the outcome of reviews by the applicable regulatory authorities in each relevant market and the initiation and completion of clinical trials are subject to uncertainty, change and unforeseen delays. Moreover, favorable results in later stage clinical trials do not ensure regulatory approval to commercialize a product. We will be unable to market Thalidomide Pharmion, Vidaza or satraplatin in Europe if we do not receive marketing authorization from the European Commission. Without such authorization, we will only be able to sell those products, if at all, on a compassionate use or named patient basis in Europe, which will significantly limit our revenues.

We depend on contract research organizations and our results of clinical trials are uncertain and may not support continued development of a product pipeline, which would adversely affect our business prospects.

We rely on third party contract research organizations (CROs) to perform most of our clinical studies, including document preparation, data management, site identification, screening, training and program management. If there is any dispute or disruption in our relationship with our CROs, or if our CROs do not perform as our contracts and applicable regulations require, our clinical trials may be delayed or disrupted. In addition, we are required to demonstrate the safety and efficacy in any of the products that we develop through extensive preclinical and clinical studies. The results from preclinical and early clinical studies do not always accurately predict results in later, large-scale clinical trials. Moreover, our commercially available products may require additional studies relating either to approved indications or new indications pending approval. If any of our clinical trials for our products fail to achieve its primary endpoint or if safety issues arise, commercialization of that drug candidate could be delayed or halted. In addition, clinical trials involving our commercial products could raise new safety issues of our existing products, which could in turn reduce our revenues.

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

The primary competition and potential competition for our principal products currently are:

Vidaza.  In the MDS market, Vidaza primarily competes with Dacogen from MGI Pharma, Inc., approved in May 2006 and from traditional therapies for the treatment of MDS, including the use of blood transfusions and growth factors, which are widely used by physicians in both the U.S. and the E.U. to treat MDS patients. In addition, orphan drug exclusivity for Vidaza in the U.S. will expire in May 2011, unless its exclusively period can be extended under applicable law. Therefore, after May 2011, generic versions of Vidaza may enter the U.S. market and compete with Vidaza.

Thalidomide Pharmion.  If the European Commission, accepts the EMEA’s recommendation to approve our MAA, the approved indication for Thalidomide Pharmion in the E.U. will be for use in combination with melphalan and prednisone as first line treatment for patients with untreated multiple myeloma, aged 65 years or older or ineligible for high dose chemotherapy. To date, we face competition from several traditional therapies used in the treatment of first line multiple myeloma, including the use of chemotherapeutic agents, such as melphalan and dexamethasone. In addition, because we have only limited patent protection for Thalidomide Pharmion, generic or unapproved forms of thalidomide, including the compounding of thalidomide by pharmacists, are available throughout Europe and other territories where we sell thalidomide without orphan drug exclusivity. If Thalidomide Pharmion is approved through the EMEA centralized procedure, the sale of these other forms of thalidomide should no longer be permitted under national laws for named patient or compassionate use sales. However, we cannot be certain that the regulatory authorities or governments in all of the E.U. member states will enforce these existing laws to prevent the sale of other forms of thalidomide should the European Commission ultimately grant final approval of our MAA for Thalidomide Pharmion in Europe. Governmental and other pressures to reduce pharmaceutical costs may result in physicians continuing to write prescriptions for these generic products. If we continue to face competition from these sources, sales of Thalidomide Pharmion will not increase and may decline.

Satraplatin.  We intend to continue to seek an approval for satraplatin as a treatment for second line HRPC. Currently, there are no approved treatments for this indication. However, satraplatin may face competition from other therapies that are approved for first line or untreated HRPC, including Taxotere® from Sanofi Aventis SA or other compounds that are in development for HRPC.

Amrubicin.  We are currently planning to initiate late stage clinical trials and, if those trials are positive, seek approval for amrubicin in the sensitive or relapsed/refractory SCLC indication. Currently, compounds approved products for second line treatment of SCLC include Hycamtin (topotecan) from GlaxoSmithKline plc. In addition, there are several products in clinical development in SCLC, including Alimta (pemetrexed) from Eli Lilly and Company and picoplatin from Poniard Pharmaceuticals, both of which are in a later stage of development than amrubicin.

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

We do not manufacture any of our products and we do not plan to develop any capacity to do so. We have contracted with third party manufacturers to manufacture each of our products. Moreover, most of our suppliers have subcontracted aspects of the manufacturing process to third party service providers, who are not subject to a direct contractual relationship with us. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Regulatory authorities in our markets require that drugs be manufactured, packaged and labeled in conformity with cGMP regulations and guidelines. Manufacturers of pharmaceutical products often encounter difficulties in production, especially in scaling up initial production. These problems include difficulties with production costs and yields, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Our third party manufacturers may not perform as agreed or as required by applicable regulations, or may terminate their agreements with us.

To date, we have relied on sole sources for the manufacture of all of our products, including satraplatin, MGCD0103 and amrubicin. Although we are in the process of qualifying a second-source manufacturer for the fill and finishing processes for Vidaza, we do not have operational alternate manufacturing facilities in place at this time. The number of third party manufacturers with the expertise, required regulatory approvals and facilities to manufacture bulk drug substance on a commercial scale is extremely limited, and it would take a significant amount of time to arrange for alternative manufacturers. If we change to other commercial manufacturers, the FDA and comparable foreign regulators must approve these manufacturers’ facilities and processes prior to our use, which would require new testing and compliance inspections, and the new manufacturers would have to be educated in or independently develop the processes necessary for the production of our products.

Any of these factors could cause us to delay or suspend clinical trials, regulatory submissions, required approvals or commercialization of our products or product candidates, entail higher costs and result in our being unable to effectively commercialize our products. Furthermore, if our third party manufacturers fail to deliver the required commercial quantities of bulk drug substance or finished product on a timely basis and at commercially reasonable prices, and we are unable to promptly find one or more replacement manufacturers capable of production at a substantially equivalent cost, in substantially equivalent volume and on a timely basis, we would likely be unable to meet demand for our products and we would lose potential revenues. Moreover, failure of our third party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect product supplies.

If we breach any of the agreements under which we license commercialization rights to products or technology from others, we could lose license rights that are important to our business.

We license commercialization rights to products and technology that are important to our business. For instance, we acquired rights to certain intellectual property and technology for Vidaza, thalidomide, satraplatin, amrubicin and MGCD0103 through exclusive licensing arrangements with third parties. Under these licenses we are subject to commercialization and development, sublicensing, royalty, milestone payments, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusivity rights provided therein could harm our financial condition and operating results.

Many of our licensing arrangements also require us to work collaboratively with our licensors to jointly develop and commercialize products we have licensed. For example, our agreements with GPC Biotech AG for satraplatin and MethylGene Inc. for MGCD0103 require joint development of the product candidates, which includes management of a joint development budget and associated personnel. Management of collaborations in the pharmaceutical and biotechnology industry presents numerous challenges and risks. If we are unable to agree with our partners on key decisions concerning product development or marketing, we may be forced to execute a strategy we do not believe is sound or we may be required to initiate litigation or other dispute resolution mechanisms to resolve these differences. These disputes could delay product development or undermine the commercial success of those products, which would have negative consequences for our business.

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

Furthermore, our customer base in the U.S. is highly concentrated. Net sales generated from our largest three wholesale customers in the U.S. totaled approximately 33% of our total consolidated net sales for the year ended December 31, 2007. If any of these customers becomes insolvent or disputes payment of the amount it owes us, it would adversely affect our results of operations and financial condition.

Our effective tax rate has, and likely will continue to, vary significantly from period to period. Increases in our effective tax rate would have a negative effect on our results of operations.

Our effective tax rate has varied significantly since our inception. This is largely due to the fact that we are subject to income taxes in a number of jurisdictions. The tax provision for each country is based on pre-tax earnings or losses in each specific country, and tax losses in one country cannot be used to offset taxable income in other countries. As a result, our consolidated effective tax rate has historically been far in excess of U.S. statutory tax rates and we incur tax expense despite consolidated losses. We expect this trend will continue for the foreseeable future

Since our inception, we have had minimal or no provision for U.S. income taxes due to incurring losses in the U.S. or, in the case of 2005 and 2006, utilizing net operating loss carryforwards to offset taxable income in the U.S. As of December 31, 2007, we had $45.6 million in U.S. net operating loss carryforwards and $7.9 million in U.S. tax credit carryforwards. Due to the history of operating losses in the U.S. a full valuation allowance has been recorded for the net operating loss carryforwards and tax credits. Use of these loss and credit carryforwards is subject to annual limitations in accordance with “change in ownership” provisions of Section 382 of the Internal Revenue Code. The current limitation is approximately $12 million per year. If we achieve profitability in the U.S. in the future, the reduction in availability of tax loss and credit carryforwards would result in an increase in U.S. income tax expense and our overall effective tax rate. This in turn would result in a reduction in our net income and net income per share.

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

We are highly dependent on our senior management team, whose services are critical to the successful implementation of our business strategies. Each of our senior executives has entered into an employment agreement with us for a term that runs until the agreement is otherwise terminated by us or them. If we lose the services of our senior management or other key employees, our ability to successfully implement our business strategy could be seriously harmed. Replacing key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these additional key personnel.

We have limited patent protection for our current products, and we may not be able to obtain, maintain and protect proprietary rights necessary for the development and commercialization of our products or product candidates.

Our commercial success will depend in part on obtaining and maintaining a strong proprietary position for our products in the U.S., Europe and elsewhere. We currently own or have exclusive rights to issued patents and pending patent applications covering thalidomide from Celgene, satraplatin from GPC Biotech, amrubicin from Dainippon Sumitomo Pharma Co. Ltd. and MGCD0103 from MethylGene. We have limited patent protection for Vidaza, currently consisting of four issued patents covering certain polymorphic forms of Vidaza drug substance and methods of manufacturing drug substance that we either own or co-own with our manufacturing partners. In addition, in May 2004 the FDA awarded orphan drug exclusivity to Vidaza for the treatment of MDS patients, which lasts for seven years from the date granted, until May 2011. Given the limited patent protection for Vidaza, we must still rely in large part on orphan drug exclusivity to protect and enhance our competitive position in the U.S., and we will rely on orphan medicinal product designation and data exclusivity available in the E.U. if Vidaza is approved for marketing in Europe. However, orphan drug exclusivity does not prohibit competitors from developing or marketing different drugs for an indication or from independently developing generic versions of Vidaza for different indications. Similarly, the primary European patents we have licensed for satraplatin expire in 2009 and, therefore, we will be relying on Supplementary Protection Certificates to extend patent protection and on data exclusivity available in the E.U. if we achieve marketing approval for this product prior to the expiration of the applicable patent. Finally, composition of matter patent protection for amrubicin has expired and patents covering the formulation of amrubicin being developed by us will expire in August 2008. Therefore, we will be relying on combination use and polymorphic form patents and we may also benefit from data exclusivity and possible orphan drug exclusivity in the small cell lung cancer indication to protect amrubicin.

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

Sales of our products will depend significantly on the extent to which reimbursement for the cost of our products and related treatments will be available to physicians from government health administration authorities, private health insurers and other organizations. Third party payors and governmental health administration authorities increasingly attempt to limit and/or regulate the reimbursement for medical products and services, including branded prescription drugs. Changes in government legislation or regulation, such as the Medicare Modernization Act, or changes in private third party payors’ policies toward reimbursement for our products may reduce reimbursement of our products’ costs to physicians. Decreases in third party reimbursement for our products could reduce physician usage of the product and may have a material adverse effect on our product sales, results of operations and financial condition.

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

Our certificate of incorporation, our bylaws, Delaware law, our employment agreements with members of our senior management and our stock option plans contain provisions that could discourage, delay or prevent a change in control or management of Pharmion.

Our amended and restated certificate of incorporation, bylaws, Delaware law and our employment agreements with members of senior management contain provisions which could delay or prevent a third party from acquiring shares of our common stock or replacing members of our board of directors. The provisions of our amended and restated certificate of incorporation can only be amended or repealed upon the consent of 80% of our outstanding shares. Our amended and restated certificate of incorporation allows our board of directors to issue up to 10,000,000 shares of preferred stock. The board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock, for example by adopting a stockholders’ rights plan.

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

The employment agreements with members of our senior management provide that certain benefits will be payable to the executives in the event we undergo a change in control and the termination of the executive’s employment within two years after such change in control for any reason other than for cause, disability, death, normal retirement or early retirement. Our 2000 Stock Incentive Plan, as amended, provides for acceleration of vesting of unvested options in connection with a change of control and termination of the option holder’s employment, within 12 months of such change in control, without cause or by option holder due to failure to provide such holder with comparable employment.

Our stock price has been and may continue to be volatile and your investment in our common stock could suffer a decline in value.

Our common stock has been and in the future may be subject to substantial price volatility. During the period January 1, 2007 to December 31, 2007, the closing price of our common stock ranged from a high of $65.62 per share to a low of $24.24 per share.

Some specific factors that could have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results;

•	our announcements or our competitors’ announcements of clinical trial results or regulatory approval of new products;

•	changes in our growth rates or our competitors’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our products;

•	public concern as to the safety of our products;

•	changes in health care, drug pricing or reimbursement policies in a country where we sell our products;

•	our inability to raise additional capital;

•	our ability to grow through successful product acquisitions and in-licensing agreements;

•	conditions of the pharmaceutical industry or in the financial markets or economic conditions in general;

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or the pharmaceutical industry generally; and

•	our ability to consummate the Merger within the anticipated time, or at all.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease approximately 29,000 square feet of space in our headquarters in Boulder, Colorado under a lease that expires in 2012. We also lease approximately 26,000 square feet of office space in Windsor in the United Kingdom. That lease expires in 2010 and has a renewal option for an additional five years. We house administrative, development, medical affairs and regulatory personnel in a 27,700 square foot facility in Overland Park, Kansas that is subject to a lease that terminates in 2010. We have leased approximately 25,850 square feet of office and laboratory space in San Francisco, California that we first occupied in 2007, pursuant to a lease that expires in 2012.

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

On November 21, 2007, subsequent to the announcement of the execution of the Merger Agreement, a purported class action was filed in the Court of Chancery in Delaware naming us as defendants, as well as Celgene, the Merger Sub and our directors, Patrick J. Mahaffy, Brian G. Atwood, James Blair, M. James Barrett, Cam L. Garner, Edward J. McKinley, John C. Reed and Thorlef Spickschen, whom we refer to as the director defendants. The complaint against Celgene and Merger Sub was subsequently dismissed by the plaintiff without prejudice. The complaint, which was purportedly brought on behalf of our public stockholders (other than the defendants), in substance alleged that the terms of the Merger are unfair to our public stockholders because, in the view of the plaintiff, the value of our publicly held common stock is greater than the consideration being offered to our public stockholders in the Merger. The complaint asserted claims against the director defendants for breach of fiduciary duty and against us for aiding and abetting the alleged breaches of fiduciary duty. On February 7, 2008, the complaint was amended. The amended complaint deleted the claim that the proposed Merger is unfair and asserts instead claims that the proxy statement/prospectus, dated February 5, 2008 and mailed to our stockholders on or about February 6, 2008, relating to the special meeting of our stockholders, scheduled to be held on March 6, 2008 to consider the approval of the Merger Agreement and the Merger, contains materially inaccurate, incomplete and/or misleading disclosures relating to the Merger. In its prayer for relief, the complaint sought, among other things, to enjoin the Merger. The action is captioned as follows: Arthur Murphy v. Pharmion Corporation, et al., C.A. No. 3367-VCL (Del. Ch. Nov. 21, 2007).

On February 17, 2008, we entered into a Memorandum of Understanding with Celgene, the Merger Sub and the plaintiff relating to a proposed settlement of this action. Under the Memorandum of Understanding, the parties agreed that the plaintiff will seek an order of the Delaware Court of Chancery certifying the class for settlement purposes, dismissing the action with prejudice and releasing the defendants, Celgene and Merger Sub from any liability with respect to the claims asserted in the amended complaint, in exchange for our agreement to provide our stockholders with additional information concerning the Merger and related matters. In addition, the defendants have agreed not to object to an application by the plaintiff for an award of attorneys’ fees and expenses in an amount not to exceed $450,000, such fees having been negotiated and agreed to by the parties after all other substantive terms of the settlement had been negotiated and agreed to. Pursuant to the Memorandum of Understanding, on or about February 19, 2008, we mailed to our stockholders a supplement to the proxy statement/prospectus, dated February 19, 2008, containing additional information regarding the Merger and related matters.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers of the Company

The following table sets forth certain information regarding each executive officer as of February 19, 2008, who is not also a director. We have employment agreements with each executive officer, which have been previously filed with the SEC.

Name	Age	Position with the Company

Erle T. Mast	45	Executive Vice President and Chief Financial Officer
Gillian C. Ivers-Read	54	Executive Vice President, Development Operations
Michael D. Cosgrave	53	Executive Vice President and Chief Commercial Officer
Steven N. Dupont	48	Executive Vice President, Corporate Development, General Counsel and Corporate Secretary
Andrew R. Allen	41	Executive Vice President and Chief Medical Officer

Erle T. Mast has served as our Chief Financial Officer since July 2002 and as Executive Vice President since February 2006. From 1997 through 2002, Mr. Mast worked for Dura Pharmaceuticals and its successor, Elan Corporation. From 2000 to 2002, he served as Chief Financial Officer for the Global Biopharmaceuticals business for Elan. From 1997 to 2000, Mr. Mast served as Vice President of Finance for Dura. Prior to that, Mr. Mast was a partner with Deloitte & Touche, LLP.

Gillian C. Ivers-Read has served as our Vice President, Clinical Development and Regulatory Affairs since April 2002, as Executive Vice President, Clinical Development, Regulatory Affairs and Medical since February 2006 and as our Executive Vice President, Development Operations since August 2006. Between 1996 and 2001, Ms. Ivers-Read held various regulatory positions with Hoechst Marion Roussel and its successor Aventis Pharmaceuticals, Inc., where she most recently held the position of Vice President, Global Regulatory Affairs. From 1994 to 1996, Ms. Ivers-Read was Vice President, Development and Regulatory Affairs for Argus Pharmaceuticals and from 1984 to 1994 she served as a regulatory affairs director for Marion Merrell Dow.

Michael D. Cosgrave has served as our Vice President, International Commercial Operations since November 2000, as Executive Vice President, Global Commercial Operations since July 2005, and as our Executive Vice President and Chief Commercial Officer since August 2006. From 1991 to November 2000, Mr. Cosgrave served in various business development and sales and marketing positions for NeXagen, Inc. and its successor, NeXstar Pharmaceuticals, Inc., where he most recently held the position of Vice President, Sales and Marketing with responsibility for markets in the Middle East, Asia, Africa, Australia and Greece. From 1980 to 1991, Mr. Cosgrave worked for Johnson and Johnson UK Ltd. with business development and general manager responsibilities in various international countries.

Steven N. Dupont has served as our Vice President, General Counsel and Corporate Secretary since January 2005, and as Executive Vice President, Corporate Development, General Counsel and Corporate Secretary since November 2007. From 2001 through 2004, Mr. Dupont was a partner in the business department at Cooley Godward LLP, a Silicon Valley-based law firm and outside counsel to the Company. From 1995 until January 2001, Mr. Dupont was a business associate at Cooley Godward. Prior to 1995, Mr. Dupont was an associate at Jenner & Block, a Chicago-based law firm.

Andrew R. Allen has served as our Executive Vice President and Chief Medical Officer since August 2006. From October 2004 to 2006, Dr. Allen served as Vice President of BioPharma Development and head of the Oncology Therapeutic Unit for Chiron Corporation. From 2002 to October 2004, Dr. Allen served as global head of development for Abbott Laboratories’ oncology franchise. From 1999 to June 2002, Dr. Allen was an engagement manager for McKinsey & Company, leading internal and client teams in the development and execution of business strategies for biotechnology and pharmaceutical companies.

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

Market Information and Holders

Our common stock is traded on The Nasdaq Stock Market under the symbol “PHRM.” Trading of our common stock commenced on November 6, 2003, following completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported by The Nasdaq Stock Market:

	High	Low

Year Ended December 31, 2006
First Quarter	$18.77	$14.76
Second Quarter	$20.87	$15.66
Third Quarter	$22.38	$15.56
Fourth Quarter	$26.70	$21.07
Year Ended December 31, 2007
First Quarter	$32.83	$24.49
Second Quarter	$32.03	$26.13
Third Quarter	$47.25	$23.27
Fourth Quarter	$68.04	$45.77

On February 19, 2008, the last reported sale price of our common stock on The Nasdaq Stock Market was $70.36 per share.

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock. As of the close of business on February 19, 2008, we had approximately 48 holders of record of our common stock. There are no shares of our preferred stock issued and outstanding.

Dividends

We have never paid cash dividends on our preferred or common stock and do not intend to pay such dividends on our common stock in the foreseeable future. The Merger Agreement restricts our ability to declare dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information
As of December 31, 2007

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding Options	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
	Warrants and Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)(2)(3)	3,170,296	$21.53	3,163,765
Equity compensation plans not approved by security holders	—	—	—

Total	3,170,296	$21.53	3,163,765

(1)	As of December 31, 2007, 6,258,000 shares were reserved for issuance under our 2000 Stock Incentive Plan (the “2000 Plan”). This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2000 Plan will be increased by 500,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

(2)	As of December 31, 2007, 675,000 shares were reserved for issuance under our 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”). This number is subject to an automatic yearly increase pursuant to an evergreen formula. Each year, on the date of our annual meeting of stockholders, the amount of shares reserved for issuance under the 2001 Plan will be increased by 50,000 shares, unless our board of directors determines that a smaller increase or no increase is necessary.

(3)	On June 8, 2006, the stockholders of Pharmion Corporation approved the Company’s 2006 Employee Stock Purchase Plan (the “ESPP”). 1,000,000 shares of common stock were reserved for issuance under the ESPP. In accordance with the terms of the Merger Agreement, the ESPP was terminated on February 13, 2008.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Performance Graphs

The following graph compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on November 6, 2003, the date our shares began trading, and ending on December 31, 2007 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of The Nasdaq Stock Market and The Nasdaq Biotech Index during such period. We have not paid any dividends on our common stock, and we do not include dividends in the representation of our performance. The stock price performance on the graph below does not necessarily indicate future price performance.

Comparison of Four Year Cumulative Total Return
Assumes Initial Investment of $100
December 2007

Summary of cumulative dollars presented in the graph above.

	November 6,	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2003	2004	2005	2006	2007

Pharmion Corporation	100.00	108.93	301.53	126.95	183.90	449.11
NASDAQ Composite	100.00	103.77	113.28	115.67	127.69	140.22
NASDAQ Biotech	100.00	101.24	107.43	110.47	111.59	116.71

Item 6.	Selected Financial Data.

In the table below, we provide you with our selected consolidated financial data which should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. We have prepared this information using our audited consolidated financial statements for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The pro forma net loss attributable to common stockholders per common share and shares used in computing pro forma net loss attributable to common stockholders per common share reflect the conversion of all outstanding shares of our redeemable convertible preferred stock as of January 1, 2003 or the date of issuance, if later. The net loss per share data and pro forma net loss per share data do not include the effect of any options or warrants outstanding as they would be anti-dilutive. For further discussion of earnings per share, please see note 2 to our consolidated financial statements.

	Years Ended December 31,
	2007 (3)	2006 (3)	2005 (3)	2004	2003(1)(2)
		(In thousands, except share and per share data)

Consolidated Statements of Operations Data:
Net sales	$267,300	$238,646	$221,244	$130,171	$25,539
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization	73,078	65,157	59,800	43,635	11,462
Research and development	102,369	70,145	42,944	28,392	24,616
Acquired in process research	8,000	78,763	21,243	—	—
Selling, general and administrative	143,203	104,943	83,323	66,848	36,109
Product rights amortization	9,898	9,802	9,345	3,395	1,972

Total operating expenses	336,548	328,810	216,655	142,270	74,159

Income (loss) from operations	(69,248)	(90,164)	4,589	(12,099)	(48,620)
Other income (expense) net	10,164	6,926	6,474	2,415	(154)

Income (loss) before taxes	(59,084)	(83,238)	11,063	(9,684)	(48,774)
Income tax expense	4,776	7,774	8,794	7,853	1,285

Net income (loss)	(63,860)	(91,012)	2,269	(17,537)	(50,059)
Accretion to redemption value of redeemable convertible preferred stock	—	—	—	—	(10,091)

Net income (loss) attributable to common stockholders	$(63,860)	$(91,012)	$2,269	$(17,537)	$(60,150)

Net income (loss) attributable to common stockholders per common share:
Basic	$(1.81)	$(2.84)	$0.07	$(0.63)	$(14.70)
Diluted	$(1.81)	$(2.84)	$0.07	$(0.63)	$(14.70)
Shares used in computing net income (loss) attributable to common stockholders per common share:
Basic	35,207,213	32,015,962	31,836,783	27,933,202	4,093,067
Diluted	35,207,213	32,015,962	32,875,516	27,933,202	4,093,067
Pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock, basic and diluted (unaudited)	N/A	N/A	N/A	N/A	$(2.66)
Shares used in computing pro forma net loss attributable to common stockholders per common share, assuming conversion of preferred stock basic and diluted	N/A	N/A	N/A	N/A	18,791,015

	As of December 31,
	2007(3)	2006(3)	2005(3)	2004	2003(1)(2)
			(In thousands)

Consolidated Balance Sheet:
Cash, cash equivalents and short-term investments	$248,529	$136,213	$243,406	$245,543	$88,542
Working capital	242,148	152,997	226,621	233,366	86,539
Total assets	443,324	326,732	432,630	411,230	145,473
Convertible notes	—	—	—	—	13,374
Other long-term liabilities	3,735	3,679	3,737	3,824	8,144
Accumulated deficit	(290,699)	(226,839)	(135,827)	(138,096)	(120,559)
Total stockholders’ equity	358,945	273,082	346,624	351,953	104,914

(1)	We acquired Laphal Developpement S.A. on March 25, 2003 and its operations are included in our results since that date.

(2)	In November 2003, we completed our initial public offering, which resulted in $76.2 million of net proceeds through the issuance of 6,000,000 shares of common stock. Concurrent with the effective date of the initial public offering, all outstanding shares of our redeemable convertible preferred stock were converted into 17,030,956 shares of our common stock.

(3)	In 2006 and 2005 we acquired the rights to develop and commercialize new drug opportunities associated with amrubicin, MethylGene’s HDAC inhibitors and satraplatin. The upfront payments to acquire these candidates were immediately expensed to acquired in-process research. In 2007, a satraplatin milestone was achieved which required a payment of $8 million to our business partner. The upfront acquisition and milestone payments are expensed to acquired in-process research due to the lack of regulatory approval for marketing and, absent obtaining such approval, have no alternative future use.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the related notes that appear elsewhere in this Annual Report on Form 10-K.

Overview

We are a global pharmaceutical company focused on acquiring, developing and commercializing innovative products for the treatment of hematology and oncology patients. We have established our own regulatory, development and sales and marketing organizations covering the U.S., Europe and Australia. We have also developed a distributor network to cover the hematology and oncology markets in numerous additional countries throughout Europe, the Middle East, Asia and Latin America. To date, we have acquired the rights to or internally developed eight products, including four that are currently marketed or sold on a compassionate use or named patient basis, and four products that are in varying stages of development.

In May 2004, Vidaza was approved for marketing in the U.S. and we commenced sales of the product in July 2004. In January 2008, we submitted to the EMEA our MAA for Vidaza in the treatment of patients with higher-risk MDS in the E.U. In February 2008, the EMEA informed us that it had accepted our MAA for review under the Accelerated Assessment Procedure. Until Vidaza is approved, we intend to sell Vidaza on a compassionate use and named patient basis throughout the major markets in the E.U. In addition to marketing and developing the parenteral formulation of Vidaza for subcutaneous and IV administration, we are developing an oral formulation of azacitidine. In January 2007, the FDA accepted our Investigational New Drug application (IND) for oral azacitidine. Based on bioavailability and pharmacokinetics data generated in a first Phase 1 clinical trial of escalating single doses of orally administered azacitidine, we initiated a second a multi-center, open label dose escalation Phase 1 clinical trial of oral azacitidine in April 2007. This study will assess the maximum tolerated dose, dose limiting toxicities and safety of a seven day, multi-cycle oral dosing regimen of azacitidine in patients with MDS and AML.

Thalidomide (including Thalidomide Pharmion and the Laphal thalidomide formulations) is being sold by us on a compassionate use or named patient basis in Europe and other international markets while we pursue marketing authorization in those territories. We also sell Thalidomide Pharmion on an approved basis in Australia and certain other international markets. In February 2007, the European Medicines Agency (EMEA) accepted for review our Marketing Authorization Application (MAA) for Thalidomide Pharmion for the treatment of untreated multiple myeloma. In January 2008, the EMEA issued a positive opinion to recommend approval of Thalidomide Pharmion for use in combination with melphalan and prednisone as first line treatment for patients with untreated multiple myeloma. The EMEA’s positive opinion will be forwarded to the European Commission for final review. We expect the results of the European Commission’s review to be available within the next two to three months. In addition, we sell Innohep® in the U.S. and Refludan® in Europe and other international markets.

In December 2005, we entered into a co-development and license agreement with GPC Biotech for satraplatin, an oral platinum-based compound in advanced clinical trials. Under the terms of the agreement, we obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand. Progression free survival data from the Phase 3 study examining satraplatin as a treatment for hormone refractory prostate cancer was presented in February 2007 and we submitted an MAA to the EMEA based on this data in July 2007. In October 2007, the overall survival results from this Phase 3 trial were released. The trial did not achieve the endpoint of overall survival. We have reviewed the results with the EMEA and are currently responding to the EMEA’s questions on our MAA, as part of the ongoing regulatory review.

In January 2006, we entered into a license and collaboration agreement with MethylGene for the research, development and commercialization of MethylGene’s histone deacetylase (HDAC) inhibitors in North America, Europe, the Middle East and certain other international markets, including MGCD0103, MethylGene’s lead HDAC inhibitor, which is currently in several Phase 1 and Phase 2 clinical trials in both solid tumors and hematological disorders. In August 2007, we expanded our license and collaboration agreement with MethylGene to include an additional research collaboration program for the development of small molecule inhibitors targeting sirtuins, a separate and distinct class of HDAC enzymes.

In November, 2006, we acquired 100% of the outstanding common stock of Cabrellis Pharmaceuticals Corporation and gained the rights to amrubicin, a third-generation synthetic anthracycline currently in advanced Phase 2 development for small cell lung cancer (SCLC) in North America and the E.U. In October 2007, we initiated a Phase 3 pivotal study evaluating amrubicin in the treatment of second-line SCLC.

With our combination of regulatory, development and commercial capabilities, we intend to continue to build a portfolio of approved products and product candidates targeting the hematology and oncology markets. We had total sales of $267.3 million, $238.6 million and $221.2 million in 2007, 2006 and 2005, respectively.

Critical Accounting Policies

Revenue Recognition

We sell our products to wholesale distributors and, for certain products, directly to hospitals and clinics. Revenue from product sales is recognized when ownership of the product is transferred to our customer, the sales price is fixed and determinable, and collectability is reasonably assured. Within the U.S. and certain foreign countries revenue is recognized upon shipment (freight on board shipping point) since title to the product passes and our customers have assumed the risks and rewards of ownership. In certain other foreign countries, it is common practice that ownership transfers upon receipt of product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title to the product effectively transfers.

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

A description of our allowances requiring accounting estimates and the specific considerations we use in estimating these amounts include:

•	Product returns. Our customers have the right to return any unopened product during the 18-month period beginning six months prior to the labeled expiration date and ending twelve months past the labeled expiration date. As a result, in calculating the allowance for product returns, we must estimate the likelihood that product sold to wholesalers might remain in their inventory or in end-customers’ inventories to within six months of expiration and analyze the likelihood that such product will be returned within twelve months after expiration.

To estimate the likelihood of product remaining in our wholesalers’ inventory to within six months of its expiration, we rely on our internal estimate of the wholesalers inventory levels, measured end-customer demand as reported by third party sources, and on internal sales data. We believe the information from our third party sources is a reliable indicator of trends, but we are unable to verify the accuracy of such data independently. We also consider our wholesalers’ past buying patterns, estimated remaining shelf life of product previously shipped and the expiration dates of product currently being shipped.

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

For the years ended December 31, 2007 and 2006, $0.1 million and $0.6 million of product was returned to us, representing approximately 0.1% and 0.2% of net sales revenue, respectively. The allowance for returns was $0.8 million and $1.0 million for December 31, 2007 and 2006, respectively. Due to the small amount of returned product during 2007 and 2006, fluctuations between our estimates and actual product returned were minimal. However, a 10% change in the provision for product returns for the years ended December 31, 2007 and 2006 would have had a nominal effect on our reported net sales for 2007 and 2006, respectively.

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

At December 31, 2007 and 2006, our allowance for chargebacks and rebates was $3.1 million and $4.0 million, respectively. During 2007 and 2006, our estimates, compared with actual chargebacks and rebates processed, fluctuated by approximately 6%. A 6% change in the provision for chargebacks and rebates for the years ended December 31, 2007 and 2006 would have had an approximate $1.0 million and $0.9 million effect on our reported net sales for those years, respectively.

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

At December 31, 2007 and 2006, our allowance for prompt pay discounts was $0.3 million and $0.4 million, respectively. During 2007 and 2006, our estimates, compared with actual discounts processed, fluctuated by approximately 2%. A 2% change in our provision for prompt pay discounts for the years ended December 31, 2007 and 2006 would have had an approximate $50,000 effect on our reported net sales for each of those years.

We have adjusted our allowances for product returns, chargebacks and rebates and prompt pay discounts in the past based on differences between estimates and our actual experience, and we will likely be required to make adjustments to these allowances in the future. We continually monitor our allowances and make adjustments when we believe our actual experience may differ from our estimates.

The following table provides a summary of activity with respect to our allowances for the years ended December 31, 2007 and 2006 (amounts in thousands):

	Product	Chargebacks	Prompt Pay
	Returns	and Rebates	Discounts

Balance at December 31, 2005	$612	$2,586	$455
Provision	927	16,531	2,623
Actual credits or payments issued	(584)	(15,141)	(2,691)

Balance at December 31, 2006	955	3,976	387
Provision	18	17,874	2,871
Actual credits or payments issued	(144)	(18,723)	(2,929)

Balance at December 31, 2007	$829	$3,127	$329

Inventories

Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. We periodically review inventories and items considered outdated or obsolete are reduced to their estimated net realizable value. We estimate reserves for excess and obsolete inventories based on inventory levels on hand, future purchase commitments, product expiration dates and current and forecasted product demand. If an estimate of future product demand suggests that inventory levels are excessive, then inventories are reduced to their estimated net realizable value. For the years ended December 31, 2007, 2006 and 2005, we recorded a provision to reduce the estimated net realizable value of obsolete and short-dated inventory by $0.4 million, $0.4 million, and $0.6 million, respectively.

Long-Lived Assets

Our long-lived assets consist primarily of product rights and property and equipment. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our ability to recover the carrying value of long-lived assets used in our business, considering changes in the business environment or other facts and circumstances that suggest their value may be impaired. If this evaluation indicates the carrying value will not be recoverable, based on the undiscounted expected future cash flows estimated to be generated by these assets, we reduce the carrying amount to the estimated fair value. The process of calculating the expected future cash flows involves estimating future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net book value of our product rights and property and equipment was $98.5 million and $102.7 million at December 31, 2007 and 2006, respectively.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize goodwill. SFAS No. 142 requires us to perform an impairment review of goodwill at least annually. If it is determined that the value of goodwill is impaired, we will record the impairment charge in the statement of operations in the period it is discovered. The process of reviewing for impairment of goodwill is similar to that of long-lived assets in that expected future cash flows are calculated using estimated future events and trends such as sales, cost of sales, operating expenses and income taxes. The actual results of any of these factors could be materially different than what we estimate. The net book value of our goodwill was $16.1 million and $14.4 million at December 31, 2007 and 2006, respectively.

Acquired In-Process Research

We have acquired and expect to continue to acquire the rights to develop and commercialize new drug opportunities. The upfront payment to acquire a new drug candidate, as well as future milestone payments, will be immediately expensed as acquired in-process research provided that the new drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R ,“Share-Based Payment”, that requires companies to recognize compensation expense equal to the fair value of stock options or other share-based payments. We have adopted this standard during the fiscal year ended December 31, 2006 using the modified prospective method.

We utilize the Black-Scholes valuation model to estimate the fair value of stock options. This valuation model requires the input of subjective assumptions, which include risk free interest rate, stock price volatility, option term to exercise and dividend yield. The assumptions are determined on a periodic basis and can vary over time. Our risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the contractual life of the option. The expected option life was estimated using data from peer companies in the life science industry with similar equity plans, and stock price volatility was based on historic price volatility measured over a period consistent with the expected option life.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

Emerging Issues Task Force Issue No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements”

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”. In EITF 07-1, the EITF defined a collaborative arrangement as a contractual agreement involving a joint operating activity between two (or more) parties, each of which is both (1) an active participant in the activity and (2) exposed to significant risks and rewards that are dependent on the joint activity’s commercial success. Additionally, EITF 07-1 provides information to be disclosed on an annual basis by each collaborative arrangement participant for every significant collaborative arrangement, including the nature of the arrangement, the participant’s rights and obligations under the arrangement, the accounting policy followed for collaborative arrangements, and the income statement classification and amounts arising from the collaborative arrangement. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008. This consensus is to be applied retrospectively for all periods presented. We are evaluating the potential impact of this consensus and do not expect it to have a material effect on our financial statements.

FASB SFAS No. 157 “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which established a framework for measuring fair value, and expanded disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For nonfinancial and financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS 157 was effective beginning January 1, 2008. We are currently evaluating the implementation of SFAS 157, but do not expect that the adoption of SFAS 157 will have a material effect on our consolidated financial position or results of operations.

FASB SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provided companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also required a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 became effective beginning January 1, 2008. We are currently evaluating the implementation of SFAS 159, but do not expect that the adoption of SFAS 159 will have a material effect on our consolidated financial position or results of operations.

Results of Operations

Comparison of Years Ended December 31, 2007, 2006 and 2005

Net Sales.  Net sales for the years ended December 31, 2007, 2006 and 2005 were as follows.

				$ Increase (Decrease)		% Increase (Decrease)
	2007	2006	2005	2007/2006	2006/2005	2007/2006	2006/2005
			(In thousands)

Vidaza	$165,347	$142,219	$125,634	$23,128	$16,585	16.3%	13.2%
Thalidomide	81,681	77,530	79,365	4,151	(1,835)	5.4%	(2.3	) %
Other	20,272	18,897	16,245	1,375	2,652	7.3%	16.3%

	$267,300	$238,646	$221,244	$28,654	$17,402	12.0%	7.9%

				$ Increase (Decrease)		% Increase (Decrease)
	2007	2006	2005	2007/2006	2006/2005	2007/2006	2006/2005
			(In thousands)

United States	$142,534	$140,955	$130,886	$1,579	$10,069	1.1%	7.7%
Foreign Entities	124,766	97,691	90,358	27,075	7,333	27.7%	8.1%

	$267,300	$238,646	$221,244	$28,654	$17,402	12.0%	7.9%

The increase in net sales for the year ended December 31, 2007 as compared to 2006 is the result of the growth of Vidaza net sales. The increase in Vidaza net sales is due to increased compassionate use and named patient sales in Europe and other international markets. While total net sales of Vidaza have increased from 2006 to 2007, U.S. Vidaza sales levels remained consistent. Additionally, thalidomide net sales increased for the year ended December 31, 2007 as compared to 2006, which was driven primarily by the impact of the decrease in the value of the U.S. dollar as compared to the euro and British pound in the foreign currency translation of non-U.S. sales. Thalidomide is sold primarily on a compassionate use and named patient basis in Europe and other international markets.

The increase in net sales for the year ended December 31, 2006 as compared to 2005 is the result of the growth of Vidaza net sales. The increase in Vidaza net sales is due to increased compassionate use and named patient sales in Europe and other international markets. We began selling Vidaza in these markets in late 2005, and the impact of having a full year of sales in 2006 increased sales. Thalidomide net sales decreased in for the year ended December 31, 2006 as compared to 2005.

Reductions from gross to net sales, which include provisions for product returns, chargebacks, rebates and prompt pay discounts totaled $20.8 million, $20.1 million and $17.4 million for the years ended, December 31, 2007, 2006 and 2005, respectively. The $0.7 million increase in 2007 over 2006 and the $2.7 million increase in 2006 over 2005 is attributed primarily to the growth of Vidaza sales over the past 3 years. Although the dollar amount of reductions to gross revenues increased in 2007, 2006 and 2005, the reduction as a percentage of gross sales remained essentially stable at 7.2% in 2007, 7.8% in 2006 and 7.3% in 2005.

Cost of sales.  Cost of sales includes the cost of product sold, royalties due on the sales of our products and the distribution and logistics costs related to selling our products. However, product rights amortization is excluded from cost of sales and included with operating expenses. Cost of sales for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
		(In thousands)

Cost of sales	$73,078	$65,157	$59,800
Increase(decrease) from prior year	$7,921	$5,357	$16,165
% Change from prior year	12.2%	9.0%	37.0%
As a% of net sales	27.3%	27.3%	27.0%

Cost of sales increased in 2007 as compared with 2006 due to the increase in net sales for 2007. Cost of sales as a percentage of net sales for 2007 and 2006 remained constant at 27%.

Cost of sales increased in 2006 as compared with 2005 due to the increase in net sales for 2006. Cost of sales as a percentage of net sales for 2006 and 2005 remained constant at 27%.

Research and development expenses.  Research and development expenses generally consist of regulatory, clinical and manufacturing development, and medical and safety monitoring costs for all products in development as well as products we currently sell. Research and development expenses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
		(In thousands)

Research and development expenses	$102,369	$70,145	$42,944
Increase from prior year	$32,224	$27,201	$14,552
% Change from prior year	45.9%	63.3%	51.3%

The increase in research and development expenses for the year ended December 31, 2007 over 2006 is due primarily to development expenses associated with amrubicin and the MethylGene HDAC program, which were licensed in 2006. Research and development expenses for these products increased approximately $15.2 million in 2007. An additional $8.2 million of the increase was due to Phase 3 clinical studies and EMEA regulatory activities associated with thalidomide and expenses for oral azacitidine development and alternative dosing studies for Vidaza. Finally, personnel related expenses increased by approximately $7.0 million in 2007, as we hired additional employees to manage the development programs for our products, including those acquired in 2006.

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

Due to the significant risks and uncertainties inherent in the clinical development and regulatory approval processes, the cost to complete projects in development is not reasonably estimable. Results from clinical trials may not be favorable. Further, data from clinical trials is subject to varying interpretation, and may be deemed insufficient by the regulatory bodies reviewing applications for marketing approvals. As such, clinical development and regulatory programs are subject to risks and changes that may significantly impact cost projections and timelines. We believe that our research and development expenses will increase significantly in 2008, largely due to our research and development activities for amrubicin, the HDAC program and oral azacitidine as we commence additional clinical studies for those products.

Acquired in-process research.  We incurred charges for acquired in-process research in 2007, 2006 and 2005 in connection with the licensing or acquisition of certain product rights as follows:

	2007	2006	2005
		(In thousands)

Acquired in-process research	$8,000	$78,763	$21,243
Increase (decrease) from prior year	$(70,763)	$57,520	$21,243
% Change from prior year	(89.8)%	270.8%	100.0%

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

In January 2006, We entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, We made upfront payments to MethylGene totaling $25.0 million, including $20.5 million for a license fee and the remainder as an equity investment in MethylGene common shares. The $20.5 million license fee was immediately expensed as acquired in-process research as MGCD0103 had not yet achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. In September 2006, We made a development milestone payment of $4.0 million to MethylGene Inc. for the initiation of Phase 2 clinical trials for MGCD0103. The $4.0 million payment was immediately expensed as acquired in-process research as MGCD0103 had not yet achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use.

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

Selling, general and administrative expenses.  Selling expenses include salaries and benefits for sales and marketing personnel, advertising and promotional programs, professional education programs and facility costs for our sales offices located throughout Europe, and in Thailand and Australia. General and administrative expenses include personnel related costs for corporate staff, outside legal, tax and auditing services, corporate facilities and insurance costs. Selling, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
		(In thousands)

Selling, general and administrative expenses	$143,203	$104,943	$83,323
Increase from prior year	$38,260	$21,620	$16,475
% Change from prior year	36.5%	25.9%	24.6%

Selling, general and administrative expenses have grown significantly over the three year period ended December 31, 2007 due to the establishment and expansion of our commercial organizations in the U.S., Europe, and Australia to support current and potential future sales of our products in those markets. Our general and administrative functions also expanded over this period to support the general growth of our business, primarily related to research and development and commercial activities.

Sales and marketing expenses totaled $99.1 million for 2007, an increase of $23.1 million over 2006. Field sales and sales management expenses increased by $12.1 million over 2006 as we continued the expansion of personnel costs within the sales organization to support the commercial sales growth in the U.S., Europe and other international markets. In addition, activities undertaken to prepare for the potential approval and launch of thalidomide and Vidaza in Europe increased sales and marketing expenses by $6.3 million. U.S.  marketing expenses increased by $3.9 million from 2006 to 2007 due to growth in Vidaza medical education activities primarily associated with the favorable survival data from our phase 3 trial as well as product branding and market development for MGCD0103 and amrubicin.

General and administrative expenses totaled $44.1 million for the year ended December 31, 2007, an increase of $15.1 million over 2006. Personnel costs for our general and administrative functions, such as legal, finance, human resources and information technology, have increased $2.8 million from 2006 to 2007 to support the overall expansion of our commercial and research and development activities. In addition, employee recruitment costs, information technology systems support and communications costs have increased $3.0 million in the current year due to the growth of our business. Finally, we entered into a merger agreement with Celgene Corporation in November 2007, pursuant to which Celgene Corporation will acquire us, subject to certain conditions. We incurred approximately $8.6 million of acquisition and due diligence costs related to this merger agreement.

Sales and marketing expenses totaled $76.0 million for 2006, an increase of $16.9 million over 2005. U.S. field sales and sales management expenses increased by $4.0 million over 2005 as we expanded headcount and related field-based sales activities to respond to a more competitive market for our primary U.S. product, Vidaza. In addition, for these reasons we also increased our investment in marketing and medical education programs for Vidaza in the U.S. by $3.6 million. Sales and marketing costs for Europe and our other international markets increased by $8.2 million over 2005. This growth was due primarily to increased market research and medical education activities for Thalidomide Pharmion, Vidaza, and satraplatin as we prepared for the potential approval and launch of those products in 2008 and 2009.

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

Product rights amortization.  Product rights amortization expense for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
	(In thousands)

Product rights amortization	$9,898	$9,802	$9,345
Increase from prior year	$96	$457	$5,950
% Change from prior year	1.0%	4.9%	175.2%

No additions to product rights have occurred since the first half of 2005.

Interest and other income (expense), net.  Interest and other income (expense), net, for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
		(In thousands)

Interest and other income, net	$10,164	$6,926	$6,474
Increase from prior year	$3,238	$452	$4,059
% Change from prior year	46.8%	7.0%	168.1%

The increase in interest and other income, net for the year ended December 31, 2007 as compared to 2006 is due to the growth of interest income. Interest income increased due to the increase in cash and short-term investments in the second quarter of 2007 as a result of the receipt of $129.6 million in net proceeds from the sale of common stock in an underwritten public offering completed in June 2007, as well as improved investment returns in 2007.

The increase in interest and other income, net for the year ended December 31, 2006 as compared to 2005 is due to the growth of interest income as a result of improved investment returns. Although we experienced a decrease in cash, cash equivalents, and short-term investments as a result of the upfront licensing and milestone payments made to GPC Biotech and MethylGene and for the acquisition of Cabrellis Pharmaceuticals Corporation, this was offset by the improved investment returns due to higher interest rates for investments in 2006.

Income tax expense.  Income tax expense for the years ended December 31, 2007, 2006 and 2005 was as follows:

	2007	2006	2005
		(In thousands)

Income tax expense	$4,776	$7,774	$8,794
Increase (decrease) from prior year	$(2,998)	$(1,020)	$941
% Change from prior year	(38.6)%	(11.6)%	12.0%

The provision for income taxes reflects management’s estimate of the effective tax rate expected to be applicable in each of our taxing jurisdictions.

Income tax expense totaled $4.8 million for the year ended December 31, 2007, a decrease of $3.0 million from 2006. This decrease was partially due to a reduction in the current year effective income tax rate in France resulting from the utilization of net operating losses. The losses became available in the third quarter of 2007 upon completion of an organizational restructuring of two entities within the French tax jurisdiction which reduced income tax expense by $0.9 million. The U.S. income tax expense decreased by $0.8 million for the year ended December 31, 2007 as compared to the same period in 2006 due to increased operating expenses which resulted in an increased net loss for the year for state and alternative minimum tax purposes. The remainder of the reduction to income tax expense was due primarily to a decrease in taxable income in the United Kingdom, Switzerland and France.

Income tax expense totaled $7.8 million for the year ended December 31, 2006, a decrease of $1.0 million from 2005. This decrease is due primarily to a decrease to taxable income in the U.S. and France as a result of increased operating expenses. Although U.S. taxable income was largely offset by net operating loss carryforwards in both 2005 an 2006, we still incurred alternative minimum tax expense on net taxable income before consideration of tax loss carryforwards.

Liquidity and Capital Resources

As of December 31, 2007, we had an accumulated deficit of $290.7 million. Although we achieved profitability during 2005, our recent business development transactions and Merger related costs significantly increased our operating expenses, resulting in a $63.9 million loss in 2007. We also expect to incur significant net losses for 2008. To date, our operations have been funded primarily with proceeds from the sale of equity and net sales of our products.

Cash, cash equivalents and short-term investments increased from $136.2 million at December 31, 2006 to $248.5 million at December 31, 2007. This $112.3 million increase is primarily related to the receipt of $129.6 million of net proceeds from the sale of common stock through our public offering completed in June 2007, offset by a milestone payment made to GPC Biotech in the third quarter of 2007 and by cash used to purchase property and equipment and to fund operations. For 2008, we expect a net use of cash resulting from research and development activities, product commercialization, international launch activities and payment of capital expenditures.

We expect that our cash on hand at December 31, 2007, along with cash generated from expected product sales, will be adequate to fund our operations for at least the next twelve months. However, we reexamine our cash requirements periodically in light of changes in our business. For example, in the event that we make additional product acquisitions, we may need to raise additional funds. Adequate funds, either from the financial markets or other sources may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, reduce the scope of, or eliminate one or more of our planned development, commercialization or expansion activities. Our future capital needs and the adequacy of our available funds will depend on many factors, including the effectiveness of our sales and marketing activities, the cost of clinical studies and other actions needed to obtain regulatory approval of our products in development, and the timing and cost of any product acquisitions.

Contractual Obligations

Our contractual obligations as of December 31, 2007 are as follows:

Contractual Obligations	Total	2008	2009	2010	2011	2012	Thereafter
				(In thousands)

Operating leases	$24,197	$5,215	$4,731	$3,916	$3,396	$3,072	$3,867
Inventory purchase commitments	14,839	14,839	—	—	—	—	—
Research and development	14,251	4,752	4,752	4,747	—	—	—
Total — fixed contractual obligations	$53,287	$24,806	$9,483	$8,663	$3,396	$3,072	$3,867

Operating leases.  Our commitment for operating leases relates primarily to our corporate, clinical and sales offices located in the U.S., Europe, Thailand and Australia. These lease commitments expire on various dates through 2015.

Inventory purchase commitments.  The contractual summary above includes contractual obligations related to our product supply contracts. Under these contracts, we provide our suppliers with rolling 12-24 month supply forecasts, with the initial 3-6 month periods representing binding purchase commitments.

Research and Development.  In December 2005, we entered into a co-development and licensing agreement for satraplatin with GPC Biotech. Pursuant to that agreement we are required to provide $22.2 million for future development costs, of which $14.3 million remains at December 31, 2007. This amount is reflected in the schedule above in equal annual amounts for 2008-2010.

Contingent product acquisition payments.  The contractual summary above reflects only payment obligations for product and company acquisitions that are fixed and determinable. We also have contractual payment obligations, the amount and timing of which are contingent upon future events. In accordance with U.S. generally accepted accounting principles, contingent payment obligations are not recorded on our balance sheet until the amount due can be reasonably determined. Under the terms of the agreement for satraplatin, we will pay GPC Biotech up to an additional $30.5 million based on the achievement of certain regulatory filing and approval milestones, up to an additional $75 million for up to five subsequent E.U. approvals for additional indications, and sales milestones totaling up to $105 million based on the achievement of significant annual sales levels in our territories. Similarly, under the agreement with MethylGene, our milestone payments for MGCD0103 could reach $141 million, based on the achievement of significant development, regulatory and sales goals. Furthermore, up to $100 million for each additional HDAC inhibitor may be paid, also based on the achievement of significant development, regulatory and sales milestones. Under the terms of the Cabrellis Pharmaceuticals Corporation acquisition agreement, we will pay $12.5 million for each approval of amrubicin by regulatory authorities in each of the U.S. and the E.U. Additionally, upon amrubicin’s approval for a second indication in the U.S. or E.U., we will pay an additional payment of $10 million for each market. Under the terms of our license agreement for amrubicin, we are also required to make milestone payments of $7.0 million and $1.0 million to Dainippon Sumitomo Pharma Co. Ltd. upon regulatory approval of amrubicin in the U.S. and the E.U. and up to $17.5 million upon achieving certain annual sales levels in the U.S. Finally, under the agreements with Schering AG, payments totaling up to $7.5 million are due if milestones relating to revenue and gross margin targets for Refludan are achieved.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of change in fair value of a financial instrument due to changes in interest rates, equity prices, creditworthiness, financing, foreign exchange rates or other factors. Our primary market risk exposure relates to changes in interest rates on our cash, cash equivalents, available for sale marketable securities, changes in the fair value of available for sale securities, and foreign exchange rates.

We currently invest our excess cash balances in short-term investment grade securities, including money market accounts, that are subject to interest rate risk. At December 31, 2007, we held $248.5 million in cash, cash equivalents and short-term investments available for sale that are invested in accounts or fixed income securities with current interest rates ranging from approximately 3% to 5%. The amount of interest income we earn on these funds will fluctuate with a change in interest rates. If interest rates increase or decrease 1% annually, our interest income could potentially increase or decrease by $2.5 million, based on our fiscal year-end balance in cash, cash equivalents and short-term investments. However, due to the nature of short-term investment grade securities and money market accounts, an immediate change in interest rates would not have a material impact on our financial position.

Our short-term investments are classified as “available for sale” and consist of investment grade government agency, asset backed and corporate debt securities. We manage the investment portfolio in accordance with our investment policy, which seeks to preserve the value of capital and maintain a high degree of liquidity. We attempt to minimize market risk associated with the investment portfolio with maturity parameters not to exceed 18 months, the use of diversification guidelines in an attempt to minimize investment concentration, and defining acceptable credit ratings. We review our investment portfolio on a regular basis and seek guidance from our professional portfolio managers related to U.S. and global market conditions. It should be noted, however, that these investment controls may not protect our Company from losses related to the current unfavorable liquidity conditions in the global credit markets.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15(d)-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment management believes that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Pharmion Corporation

We have audited Pharmion Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pharmion Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pharmion Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pharmion Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Denver, Colorado
February 28, 2008

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant and Corporate Governance.

The information required by this Item concerning our executive officers, who are also not directors, is set forth in the section entitled “Executive Officers of the Company” at the end of Part I of this Annual Report on Form 10-K.

Directors

Set forth below are the names of our directors, their ages as of February 19, 2008, their positions with in the Company, background information about their principal occupations or employment, the length of their tenure as directors for the Company and the names of other public companies in which such persons hold directorships.

Name	Age	Position with the Company

M. James Barrett, Ph.D.	65	Chairman of the Board of Directors
Brian G. Atwood	55	Director
James Blair, Ph.D.	68	Director
Cam L. Garner	59	Director
Patrick J. Mahaffy	45	President and Chief Executive Officer; Director
Edward J. McKinley	55	Director
John C. Reed, M.D., Ph.D.	49	Director
Thorlef Spickschen	66	Director

M. James Barrett, Ph.D., has served as the Chairman of our board of directors since September 2003. Since September 2001, Dr. Barrett has served as a general partner of New Enterprise Associates, a venture capital firm that focuses on the healthcare and information technology industries. From 1997 to 2001, Dr. Barrett served as Chairman and Chief Executive Officer of Sensors for Medicine and Science, Inc., which he founded in 1997. He continues to serve as the chairman of its board of directors. Dr. Barrett also serves on the boards of directors of Iomai Corporation, Targacept, Inc. and Inhibitex, Inc., and on the boards of several privately-held healthcare companies.

Brian G. Atwood has served as a member of our board of directors since January 2000. Since 1999, Mr. Atwood has served as a Managing Director of Versant Venture Management LLC, a venture capital firm focusing on healthcare that he co-founded. Prior to founding Versant Venture, Mr. Atwood served as a general partner of Brentwood Associates, a venture capital firm. Mr. Atwood also serves on the board of directors of Cadence Pharmaceuticals, Inc., and on the boards of several privately-held pharmaceutical and biotechnology companies.

James Blair, Ph.D., has served as a member of our board of directors since January 2000. Since 1985, Dr. Blair has served as a partner of Domain Associates, L.L.C., a venture capital management company focused on life sciences. Dr. Blair currently serves on the board of directors of the Prostate Cancer Foundation, a philanthropic organization. Dr. Blair is presently an advisor to the Department of Molecular Biology at Princeton University, an advisor to the Department of Bioengineering at the University of Pennsylvania and serves on the Board of Councilors to the USC Stevens Institute for Innovation. Additionally, Dr. Blair currently serves on the board of directors of Cadence Pharmaceuticals, Inc. and on the boards of several privately-held healthcare companies.

Cam L. Garner has served as a member of our board of directors since May 2001. Mr. Garner is a co-founder and currently serves as Chairman and CEO of Verus Pharmaceuticals, Inc., a specialty pharmaceutical company. Mr. Garner served as the chairman of Xcel Pharmaceuticals, Inc., a specialty pharmaceutical company that he co-founded, from 2001 until its acquisition by Valeant Pharmaceuticals International in March 2005. From 1989 to November 2000, Mr. Garner was Chief Executive Officer of Dura Pharmaceuticals, Inc. and its Chairman from 1995 to 2000. Mr. Garner was also the co-founder and Chairman of DJ Pharma from 1998 to 2000. Mr. Garner serves on the board of directors of Favrille, Inc.

and Somaxon Pharmaceuticals, Inc. and as Chairman of the Board of Cadence Pharmaceuticals, Inc. Mr. Garner also serves on the boards of several privately-held pharmaceutical and biotechnology companies.

Patrick J. Mahaffy is a founder of Pharmion and has served as our President and Chief Executive Officer and a member of our board of directors since our inception. From 1992 through 1998, Mr. Mahaffy was President and Chief Executive Officer of NeXagen, Inc. and its successor, NeXstar Pharmaceuticals, Inc., a biopharmaceutical company. Prior to that, Mr. Mahaffy was a Vice President at E.M. Warburg Pincus and Co. Mr. Mahaffy currently serves on the board of Ruxton Pharmaceuticals, Inc., a privately-held biopharmaceutical company.

Edward J. McKinley has served as a member of our board of directors since October 2004. Mr. McKinley is a private investor. Until his retirement in 2003, he was a partner at E.M. Warburg, Pincus and Co., holding various roles including managing the firm’s private equity activity in Europe and serving on the firm’s Management Committee. From 2003 to 2004, he served as a Senior Advisor to Warburg Pincus. Prior to joining Warburg Pincus, he was a consultant with McKinsey and Company. Mr. McKinley also serves on the board of directors of several private companies.

John C. Reed has served as a member of our board of directors since June 2005. Dr. Reed has been the President and Chief Executive Officer of Burnham Institute for Medical Research, an independent, nonprofit, public benefit organization dedicated to basic biomedical research, since January 2002. Dr. Reed has been with the Burnham Institute for the past fifteen years, serving as the Deputy Director of the Cancer Center beginning in 1994, as Scientific Director of the Institute beginning in 1995 and as Cancer Center Director in 2002. Additionally, he holds adjunct professorships at the University of California San Diego, San Diego State University, the University of Florida and the University of Central Florida. Dr. Reed also serves as an advisor and consultant to numerous biotechnology and pharmaceutical companies. He currently serves on the board of directors of Isis Pharmaceuticals, Inc. He is also a member of the Board of Trustees of The Burnham Institute and several other non-profit organizations.

Thorlef Spickschen has served as a member of our board of directors since December 2001. From 1994 to 2001, Dr. Spickschen was chairman and CEO of BASF Pharma/Knoll AG. Prior to joining Knoll AG, he held executive positions at Boehringer Mannheim GmbH, where he was responsible for sales and marketing and was Chairman of its Executive Board from 1990, and at Eli Lilly & Co. Dr. Spickschen currently serves on the board of Cytos Biotechnology AG, which is publicly-traded in Switzerland, and as Chairman of the Supervisory Board of BIOTEST AG, which is publicly-traded in Germany, and on the boards of several privately-held companies and non-profit organizations in Europe.

Section 16(a) Beneficial Ownership Reporting Compliance

Our records reflect that all reports which were required to be filed pursuant to Section 16(a) of the Exchange Act were filed on a timely basis, except one report, dated November 16, 2007, covering an aggregate of three transactions was filed late by Andrew R. Allen, and one report, dated December 7, 2007, covering an aggregate of three transactions was filed late by Andrew R. Allen.

Code of Ethics

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

Communications with the Board

Generally, stockholders who have questions or concerns should contact our Investor Relations Department at (720) 564-9150. However, any shareholder who wishes to address questions regarding our business directly with our

Board, any Board committee or any individual director should direct his or her questions or other communications in writing to:

Corporate Secretary
Pharmion Corporation
2525 28th Street
Boulder, Colorado 80301

Additional information required by this Item 10 concerning our Audit Committee and procedures for recommending nominees to our Board of Directors will be incorporated into our definitive Proxy Statement and/or our amended Form 10-K, to be filed as required with the Securities and Exchange Commission within 120 days after the end of the our fiscal year ended December 31, 2007, under a section entitled “Board Committee Composition.”

Item 11.  Executive Compensation.

The information required by this Item regarding executive compensation is incorporated by reference from the information to be set forth in our Proxy Statement and/or our amended Form 10-K, to be filed as required with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007, under a section entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the beneficial ownership of our common stock as of February 19, 2008 for (a) each of our executive officers, (b) each of our directors, (c) all of our executive officers and directors as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and means voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of February 19, 2008 pursuant to the exercise of options to be outstanding for the purpose of computing the percentage ownership of such individual or group, but such shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 37,417,987 shares of our common stock outstanding on February 19, 2008. Unless otherwise indicated, the address for each of the stockholders in the table below is c/o Pharmion Corporation, 2525 28th Street, Boulder, Colorado 80301.

	Shares of
	Common Stock
	Beneficially Owned
Name and Address of Beneficial Owner	Number		Percent

Stockholders owning approximately 5% or more
Entities affiliated with S.A.C. Capital Advisors	3,109,168	(1)	8.3%
Entities affiliated with Baker Bros. Advisors, LLC	2,855,271	(2)	7.6%
Entities affiliated with Farallon Capital Management, L.L.C.	2,800,855	(3)	7.5%
Entities affiliated with Domain Associates	2,309,863	(4)	6.2%
Celgene Corporation	1,939,600	(5)	5.2%
Directors and Executive Officers
Brian G. Atwood	65,636	(6)	*
M. James Barrett	66,609	(7)	*
James C. Blair	2,353,635	(8)	6.3%
Cam L. Garner	70,556	(9)	*
Edward McKinley	147,500	(9)	*
John C. Reed	20,000	(9)	*
Thorlef Spickschen	36,250	(10)	*
Patrick J. Mahaffy	632,959	(9)	1.7%
Erle T. Mast	161,715	(9)	*
Gillian C. Ivers-Read	139,446	(9)	*
Michael D. Cosgrave	97,916	(9)	*
Steven N. Dupont	76,879	(9)	*
Andrew R. Allen	22,753	(9)	*
All directors and executive officers as a group (13 Persons)	3,891,854		10.2%

*	Represents beneficial ownership of less than one percent of our common stock.

(1)	Stock ownership is based on a Schedule 13D/A filed with the SEC on February 6, 2008. This report indicates that 553,692 shares of common stock are beneficially owned by S.A.C. Capital Advisors, LLC and S.A.C. Capital Management, LLC; 2,555,476 shares of common stock are beneficially owned by CR Intrinsic Investors, LLC and CR Intrinsic Investments, LLC; and 3,109,168 shares of common stock are beneficially owned by Steven A. Cohen. The principal business of S.A.C. Capital Advisors, LLC; CR Intrinsic Investors, LLC and Steven A. Cohen is located at 72 Cummings Point Road, Stamford, CT 06902; and the principal business of S.A.C. Capital Management, LLC is located at 540 Madison Avenue, New York, NY 10022.

(2)	Stock ownership is based on a Schedule 13D filed with the SEC on February 8, 2008. This report indicates that 5,254 shares of common stock are beneficially owned by Baker Bros. Investments II, L.P.; 721,089 shares of common stock are beneficially owned by Baker Biotech Fund I, L.P.; 2,061,551 shares of common stock are beneficially owned by Baker Brother Life Sciences, L.P.; 65,752 shares of common stock are beneficially owned by 14159, L.P.; 1,625 shares of common stock are beneficially owned by Baker / Tisch Investments, L.P; and 2,855,271 shares of common stock are beneficially owned by Julian C. Baker and Felix J. Baker. The filers are located at 667 Madison Avenue, New York, NY 10065.

(3)	Stock ownership is based on a Schedule 13D/A filed with the SEC on February 15, 2008. This report indicates that 447,850 shares of common stock are beneficially owned by Farallon Capital Partners, L.P.; 384,900 shares of common stock are beneficially owned by Farallon Capital Institutional Partners, L.P.; 7,139 shares of common stock are beneficially owned by Farallon Capital Institutional Partners II, L.P.; 34,300 shares of common stock are beneficially owned by Farallon Capital Institutional Partners III, L.P.; 10,300 shares of common stock are beneficially owned by Tinicum Partners, L.P.; 479,350 shares of common stock are beneficially owned by Farallon Offshore Investors II, L.P.; 21,400 shares of common stock are beneficially owned by Noonday Capital Partners, L.L.C.; 1,415,616 shares of common stock are beneficially owned by Farallon Capital Management, L.L.C.; 1,385,239 shares of common stock are beneficially owned by Farallon Partners, L.L.C.; 2,800,855 shares of common stock are beneficially owned by William F. Duhamel, Richard B. Fried, Monica R. Landry, Douglas M. MacMahon, William F. Mellin, Stephen L. Millham, Jason E. Moment, Ashish H. Pant, Rajiv A. Patel, Derek C. Schrier, Andrew J. M. Spokes, Thomas F. Steyer and Mark C. Wehrly; 1,376,755 shares of common stock are beneficially owned by Noonday Asset Management, L.P., Noonday G.P. (U.S.), L.L.C., Noonday Capital, L.L.C., David I. Cohen and Saurabh K. Mittal. The filers are located at One Maritime Plaza, Suite 2100, San Francisco, CA 94111.

(4)	Stock ownership is based on a Schedule 13D/A filed with the SEC on June 12, 2006. This report indicates that 800,708 shares of common stock are beneficially owned by Domain Partners IV, L.P. 9,155 shares of common stock are beneficially owned by DP IV Associates, L.P. 1,484,100 shares of beneficially common stock are beneficially owned by Domain Partners VI, L.P. and 15,900 shares of common stock are beneficially owned by DP VI Associates, L.P. The filers are located at One Palmer Square, Princeton, NJ 08542.

(5)	Stock ownership is based on a certified report of holders of record as of February 4, 2008 by our transfer agent, American Stock Transfer & Trust Co. and a Schedule 13G filed with the SEC on March 8, 2004. Celgene Corporation is located at 86 Morris Avenue, Summit, NJ 07901.

(6)	Includes 48,750 shares of common stock subject to outstanding options which are exercisable within the next 60 days, 15,201 shares of common stock owned by Mr. Atwood and 1,685 shares of common stock owned by the Atwood-Edminster Trust, located at 3000 Sand Hill Road, Building Four, Suite 210, Menlo Park, CA 94025, for which Mr. Atwood is the Trustee and a named beneficiary. Mr. Atwood disclaims beneficial ownership of the shares owned by the Atwood-Edminster Trust, except to the extent of his pecuniary interest in such shares.

(7)	Includes 48,750 shares of common stock subject to outstanding options which are exercisable within the next 60 days; 1,409 shares of common stock owned by Dr. Barrett, of which 659 shares of common stock are held jointly with his spouse; 1,980 shares of common stock owned by New Enterprise Associates LLC, of which Dr. Barrett is a member; and 14,470 shares of common stock owned by NEA Partners 10, Limited Partnership, of which Dr. Barrett is a General Partner. Dr. Barrett disclaims beneficial ownership of the shares of common stock held by New Enterprise Associates LLC and NEA Partners 10, Limited Partnership, except to the extent of his pecuniary interest in such shares.

(8)	Includes 17,500 shares of common stock subject to outstanding options which are exercisable within the next 60 days; 800,708 shares of common stock owned by Domain Partners IV, L.P.; 9,155 shares of common stock owned by DP IV Associates, L.P.; 1,484,100 shares of common stock owned by Domain Partners VI, L.P.; 15,900 shares of common stock owned by DP VI Associates, L.P. 1,206 shares of common stock owned by Susan W. & James C. Blair Family LP, of which Dr. Blair is the sole General Partner, and 25,066 shares of common stock owned by Dr. Blair. Dr. Blair is a managing member of One Palmer Square Associates IV, L.L.C., which is the general partner of Domain Partners IV, L.P., DP IV Associates, L.P. Domain Partners VI, L.P. and DP VI Associates, L.P.. Dr. Blair disclaims beneficial ownership of the shares owned by Domain Partners IV, L.P. DP IV Associates, L.P. Domain Partners VI, L.P. and DP VI Associates, L.P., except to the extent of his pecuniary interest in such shares.

(9)	Includes shares of common stock subject to outstanding options which are exercisable within the next 60 days as follows: Cam Garner (17,500), Edward McKinley (37,500), John C. Reed (20,000), Patrick J. Mahaffy (321,666), Erle T. Mast (152,915), Gillian Ivers-Read (94,853), Michael D. Cosgrave (96,666), Steven N. Dupont (76,499) and Andrew R. Allen (21,603).

(10)	Includes 17,500 shares of common stock subject to outstanding options which are exercisable within the next 60 days and 18,750 shares of common stock jointly held by Dr. Spickschen with his spouse.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item regarding executive compensation is incorporated by reference from the information to be set forth in the Proxy Statement and/or our amended Form 10-K, to be filed as required with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, under a section entitled “Certain Transactions.”

Item 14.  Principal Accountant Fees and Services.

The information required by this Item regarding executive compensation is incorporated by reference from the information to be set forth in the Proxy Statement and/or our amended Form 10-K, to be filed as required with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2007, under sections entitled “Report of the Audit Committee,” “Ratification of Selection of Independent Auditors” and “Fees Paid to Ernst & Young.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are being filed as part of this report:

(1) Consolidated Financial Statements

Reference is made to the Index to Consolidated Financial Statements of Pharmion Corporation appearing on page F-1 of this report.

(2) Consolidated Financial Statement Schedules

The following consolidated financial statement schedule of the Company for each of the years ended December 31, 2007, 2006 and 2005, is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and the related notes thereto, of the Company. All other schedules are omitted because they are not applicable.

Page
Number

Schedule II — Valuation and Qualifying Accounts	S-1

     (3) Exhibits

Exhibit
Number	Description of Document
2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.

2.2(2)	Agreement and Plan of Merger, dated November 18, 2007, by and among the Registrant, Celgene Corporation and Cobalt Acquisition LLC.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.

4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.

4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.

10.1(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.

10.2(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.

10.3(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.

10.4(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.

10.5(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.

10.6(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.

10.7(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.

10.8(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.

10.9(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.

10.10(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.

10.11(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.

10.12(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.

10.13(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.

Exhibit
Number	Description of Document
10.14(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.

10.15(5)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.

10.16(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.

10.17(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.

10.18(5)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.

10.19(5)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.

10.20(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.

10.21(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.

10.22(4)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.

10.23(6)	Amendment No. 2, dated as of December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, by and between Pharmion GmbH and Celgene U.K. Manufacturing II Limited (formerly Penn T Limited).

10.24(6)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.

10.25(6)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.

10.26(6)	Lease, dated as of December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.

10.27(7)(9)	Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.

10.28(8)(9)	Manufacturing and Service Contract, dated as of December 20, 2005, by and between the Registrant and Ben Venue Laboratories, Inc.

10.29(8)(9)	Co-Development and License Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.

10.30(8)(9)	Supply Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.

10.31(9)*	Pharmion Corporation 2000 Stock Incentive Plan (Amended and Restated effective as of December 6, 2006).

10.32(9)*	2000 Stock Incentive Plan Agreements (Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Unit Agreement).

10.33(9)*	2001 Non-Employee Director Stock Option Plan Agreement.

10.34(8)	License Agreement on Amrubicin Hydrochloride, dated as of June 23, 2005, by and between Sumitomo Pharmaceuticals Co., Ltd. and Conforma Therapeutics Corporation.

10.35(8)(10)	Collaborative Research, Development and Commercialization Agreement, dated as of January 30, 2006, by and among the Registrant, Pharmion GmbH and MethylGene, Inc., as modified.

10.36(11)*	Incentive Bonus and Retention Plan.

10.37(12)	Agreement and Plan of Merger, dated as of November 15, 2006, by and among the Registrant, Carlsbad Acquisition Corporation, a wholly owned subsidiary of the Registrant, Cabrellis Pharmaceuticals Corporation and Stuart J.M. Collinson, as the representative of the securityholders of Cabrellis.

10.38(13)*	Amendment to the Pharmion Corporation 2000 Stock Incentive Plan, effective as of November 19, 2007.

10.39*	Employment Agreement, dated as of March 11, 2005, by and between Registrant and Steven N. Dupont.

10.40(13)*	Employment Agreement, dated as of May 5, 2006, by and between Registrant and Andrew Allen.

10.41*	Form of Amendment to Employment Agreement, dated as of February 19, 2008, entered into by separate agreement, by and between Registrant and each of Andrew Allen, Steven Dupont, Gillian Ivers-Read, Patrick J. Mahaffy and Erle T. Mast, amending the Employment Agreements referenced in exhibits 10.40, 10.39, 10.19, 10.15 and 10.18, respectively.

21.1	List of Subsidiaries of Registrant as of December 31, 2007.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to page 53).

Exhibit
Number	Description of Document
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed November 19, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(8)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

(9)	Incorporated by reference to our Annual Report on Form 10-K for year ended December 31, 2006.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed January 22, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K, filed November 16, 2006.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed November 19, 2007.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 6, 2006.

*	Management Contract or Compensatory Plan or Arrangement required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmion Corporation

By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer

Date: February 29, 2008

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

Name	Title	Date

/s/ Patrick J. Mahaffy Patrick J. Mahaffy	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Erle T. Mast Erle T. Mast	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ Edward J. McKinley Edward J. McKinley	Director	February 29, 2008

/s/ Brian G. Atwood Brian G. Atwood	Director	February 29, 2008

/s/ Thorlef Spickschen Thorlef Spickschen	Director	February 29, 2008

/s/ James Barrett M. James Barrett	Director	February 29, 2008

/s/ James Blair James Blair	Director	February 29, 2008

/s/ Cam Garner Cam Garner	Director	February 29, 2008

/s/ John C. Reed John C. Reed	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Pharmion Corporation

We have audited the accompanying consolidated balance sheets of Pharmion Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a)2. These financial statements and schedule are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pharmion Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pharmion Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Denver, Colorado
February 28, 2008

PHARMION CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except for share amounts)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$178,878	$59,903
Short-term investments	69,651	76,310
Accounts receivable, net of allowances of $3,751 and $4,711, respectively	44,972	40,299
Inventories, net	12,842	12,411
Prepaid research and development costs	2,843	4,306
Other current assets	13,606	9,739

Total current assets	322,792	202,968
Product rights, net	87,053	95,591
Goodwill	16,067	14,402
Property and equipment, net	11,448	7,121
Other assets	5,964	6,650

Total assets	$443,324	$326,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,320	$11,612
Accrued research and development costs	20,606	6,632
Accrued and other current liabilities	45,718	31,727

Total current liabilities	80,644	49,971
Long term liabilities:
Deferred tax liability	2,684	2,734
Other long-term liabilities	1,051	945

Total long term liabilities	3,735	3,679

Total liabilities	84,379	53,650

Stockholders’ equity:
Common stock: par value $0.001, 100,000,000 shares authorized, 37,352,779 and 32,102,520 shares issued and outstanding, respectively	37	32
Preferred stock: par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Additional paid-in capital	631,738	488,553
Accumulated other comprehensive income	17,869	11,336
Accumulated deficit	(290,699)	(226,839)

Total stockholders’ equity	358,945	273,082

Total liabilities and stockholders’ equity	$443,324	$326,732

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per share amounts)

	Years Ended December 31,
	2007	2006	2005

Net sales	$267,300	$238,646	$221,244
Operating expenses:
Cost of sales, inclusive of royalties, exclusive of product rights amortization shown separately below	73,078	65,157	59,800
Research and development	102,369	70,145	42,944
Acquired in-process research	8,000	78,763	21,243
Selling, general and administrative	143,203	104,943	83,323
Product rights amortization	9,898	9,802	9,345

Total operating expenses	336,548	328,810	216,655

Operating income (loss)	(69,248)	(90,164)	4,589
Interest and other income, net	10,164	6,926	6,474

Income (loss) before taxes	(59,084)	(83,238)	11,063
Income tax expense	4,776	7,774	8,794

Net income (loss)	$(63,860)	$(91,012)	$2,269

Net income (loss) per common share:
Basic	$(1.81)	$(2.84)	$0.07
Diluted	$(1.81)	$(2.84)	$0.07
Weighted average number of common and common equivalent shares used to calculate net income (loss) per common share:
Basic	35,207	32,016	31,837
Diluted	35,207	32,016	32,876

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for share amounts)

			Additional		Accumulated Other		Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income	Deficit	Equity

Balance at January 1, 2005	31,780,715	$32	$482,661	$(680)	$8,036	$(138,096)	$351,953
Comprehensive Loss:
Net income	—	—	—	—	—	2,269	2,269
Foreign currency translation adjustment	—	—	—	—	(8,241)	—	(8,241)
Net unrealized loss on available-for-sale investments	—	—	—	—	(42)	—	(42)

Comprehensive loss							(6,014)
Exercise of stock options	134,120	—	487	—	—	—	487
Repurchase of unvested shares of common stock	(2,084)	—	(1)	—	—	—	(1)
Share based compensation	—	—	—	199	—	—	199
Cancellation of deferred compensation associated with stock option forfeitures	—	—	(254)	254	—	—	—

Balance at December 31, 2005	31,912,751	$32	$482,893	$(227)	$(247)	$(135,827)	$346,624
Comprehensive Loss:
Net loss	—	—	—	—	—	(91,012)	(91,012)
Foreign currency translation adjustment	—	—	—	—	9,302	—	9,302
Net unrealized gain on available-for-sale investments	—	—	—	—	2,281	—	2,281

Comprehensive loss							(79,429)
Exercise of stock options	189,769	—	1,259	—	—	—	1,259
Excess tax benefits from stock options exercised	—	—	1,190	—	—	—	1,190
Share based compensation	—	—	3,438	—	—	—	3,438
Reclassification of deferred compensation on adoption of SFAS 123(R)	—	—	(227)	227	—	—	—

Balance at December 31, 2006	32,102,520	$32	$488,553	$—	$11,336	$(226,839)	$273,082
Comprehensive Loss:
Net loss	—	—	—	—	—	(63,860)	(63,860)
Foreign currency translation adjustment	—	—	—	—	7,210	—	7,210
Net unrealized loss on available-for-sale investments	—	—	—	—	(677)	—	(677)

Comprehensive loss							(57,327)
Exercise of stock options	574,397	—	7,834	—	—	—	7,834
Issuance of common stock under employee benefit plans, net of tax withholding	75,862	—	(248)	—	—	—	(248)
Excess tax benefits from stock options exercised	—	—	388	—	—	—	388
Share based compensation	—	—	5,656	—	—	—	5,656
Issuance of common stock, net of issuance costs	4,600,000	5	129,555	—	—	—	129,560
Balance at December 31, 2007	37,352,779	$37	$631,738	$—	$17,869	$(290,699)	$358,945

See accompanying notes.

PHARMION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005

Operating activities
Net income (loss)	$(63,860)	$(91,012)	$2,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,597	12,206	11,759
Share-based compensation expense	5,656	3,438	198
Amortization of discounts and premiums on short-term investments, net	(1,784)	(476)	(417)
Other	(647)	(327)	(519)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,719)	(5,423)	25
Inventories	814	66	(8,503)
Other current assets	(638)	9,162	(17,664)
Other long-term assets	(102)	(137)	41
Accounts payable	2,293	2,457	(786)
Accrued and other current liabilities	23,865	(35,646)	39,544

Net cash provided by (used in) operating activities	(23,525)	(105,692)	25,947
Investing activities
Purchases of property and equipment	(6,736)	(2,473)	(5,220)
Acquisition of business, net of cash acquired	—	—	(10,072)
Addition to product rights	—	—	(5,000)
Purchase of available-for-sale investments	(210,278)	(106,450)	(172,896)
Sale and maturity of available-for-sale investments	218,852	179,388	146,020

Net cash provided by (used in) investing activities	1,838	70,465	(47,168)
Financing activities
Proceeds from sale of common stock, net of issuance costs	129,560	—	—
Proceeds from exercise of common stock options and employee stock purchase plan	8,451	1,259	486
Incremental tax benefits from stock options exercised	370	1,190	—
Payment of debt obligations	(920)	(1,110)	(4,261)

Net cash provided by (used in) financing activities	137,461	1,339	(3,775)
Effect of exchange rate changes on cash and cash equivalents	3,201	3,348	(4,219)

Net increase (decrease) in cash and cash equivalents	118,975	(30,540)	(29,215)
Cash and cash equivalents, beginning of year	59,903	90,443	119,658

Cash and cash equivalents, end of year	$178,878	$59,903	$90,443

Noncash items:
Financed product rights acquisition	$—	$—	$1,870
Supplemental disclosure of cash flow information:
Cash paid for interest	162	436	178
Cash paid for income taxes	2,959	11,373	13,197

See accompanying notes.

PHARMION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Operations

Pharmion Corporation (the “Company”) was incorporated in Delaware on August 26, 1999 and commenced operations in January 2000. The Company is engaged in the acquisition, development and commercialization of pharmaceutical products for the treatment of oncology and hematology patients. The Company’s product acquisition and licensing efforts are focused on both development-stage products, as well as those approved for marketing. In exchange for distribution and marketing rights, the Company generally grants the licensor some combination of royalties on future sales, up front and/or milestone cash payments, and development funding. The Company has acquired the rights to or developed eight products, including four that are currently marketed or sold on a compassionate use or named patient basis, and four products that are in varying stages of clinical development. The Company has established drug development, regulatory, and commercial capabilities in the United States, Europe and Australia. Through a distributor network, the Company can reach the hematology and oncology community in additional countries in Asia, Latin America and the Middle East.

In May 2007, the Company sold 4,000,000 shares of its common stock in an underwritten public offering, which generated $113.1 million of net proceeds. In June 2007, the underwriters exercised their option to purchase 600,000 additional shares of common stock, which generated $16.5 million of additional net proceeds.

Merger Agreement

On November 18, 2007, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) by and among the Company, Celgene Corporation, a Delaware corporation (Celgene), and Cobalt Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Celgene (the Merger Sub). Under the terms of the Merger Agreement, Celgene will acquire the Company by means of a merger in which Pharmion will be merged with and into the Merger Sub (the Merger).

The Merger Agreement provides that, upon consummation of the Merger, each share of the Company’s common stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares of the Company’s common stock owned by Celgene or its wholly owned subsidiaries) will be converted into the right to receive (i) that number of shares of Celgene common stock, par value $.01 per share (the Stock Portion) equal to the quotient determined by dividing $47.00 by the Measurement Price (as defined below) (the Exchange Ratio); provided, however, that if the Measurement Price is less than $56.15, the Exchange Ratio will be 0.8370 and if the Measurement Price is greater than $72.93, the Exchange Ratio will be 0.6445 and (ii) $25.00 in cash, without interest. As used herein, “Measurement Price” means the volume weighted average price per share of Celgene common stock (rounded to the nearest cent) on The Nasdaq Global Select Market for the 15 consecutive trading days ending on (and including) the third trading day immediately prior to the effective time of the Merger.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of money market accounts and overnight deposits. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Interest income resulting from cash, cash equivalents and short-term investments was $10.0 million, $7.9 million and $6.8 million for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has entered into several standby letters of credit to guarantee both current and future commitments with office and equipment lease agreements and customer supply public tender commitments. The aggregate amount outstanding under the letters of credit was approximately $2.6 million at December 31, 2007 and is secured by restricted cash held in U.S. and foreign cash accounts.

Short-term Investments

Short-term investments consist of investment grade government agency, auction rate, asset backed and corporate debt securities due within one year. At December 31, 2007, there were no auction rate securities held in the Company’s investment portfolio. Investments with maturities beyond one year are classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. All investments are classified as available-for-sale and are recorded at market value. Unrealized gains and losses are reflected in other comprehensive income. The estimated fair value of the available for sale securities is determined based on quoted market prices or rates for similar instruments. Management reviews the Company’s investment portfolio on a regular basis and seeks guidance from its professional portfolio managers related to U.S. and global market conditions. We assess the risk of impairment related to securities held in our investment portfolio on a regular basis and noted no impairment during the year ended December 31, 2007.

Inventories

Inventories consist of Vidaza, Innohep, Refludan and thalidomide. Vidaza is sold commercially in the U.S. and, to a lesser extent, on a compassionate use basis within Europe and other international markets. Innohep is sold exclusively in the U.S. market, and Refludan and thalidomide are both sold within Europe and the other international markets. All of the products are manufactured by third-party manufacturers and delivered to the Company as finished goods. The Company purchases active ingredient for Vidaza which is supplied to the third-party manufacturer. Inventories are stated at the lower of cost or market, cost being determined under the first-in, first-out method. The Company periodically reviews inventories, and items considered outdated or obsolete are reduced to their estimated net realizable value. For the years ended December 31, 2007, 2006 and 2005, the Company recorded a provision to reduce the estimated net realizable value of obsolete and short-dated inventory by $0.4 million, $0.4 million, and $0.6 million, respectively.

Inventories consisted of the following at December 31, 2007 and 2006 (in thousands).

	2007	2006

Raw material	$2,691	$3,709
Finished goods	10,151	8,702

Total inventory	$12,842	$12,411

At December 31, 2007, the Company had firm inventory purchase commitments, due within one year, of approximately $14.8 million.

Product Rights

The cost of acquiring the distribution and marketing rights of the Company’s products that are approved for commercial use were capitalized and are being amortized on a straight-line basis over the estimated benefit period of 10-15 years.

Goodwill

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill. SFAS No. 142 requires the Company to perform an impairment review of goodwill at least annually by comparing the fair value of the reporting unit to its carrying value. If it is determined that the value of goodwill is impaired, the Company will record the impairment charge in the statement of operations in the period it is discovered based on the fair value of goodwill. There have been no impairments of goodwill. During the years ended December 31, 2007 and 2006, the Company recorded increases of approximately $1.7 million and $1.5 million, respectively, representing currency translation adjustments.

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

Revenue Recognition

The Company sells its products to wholesale distributors and, for certain products, directly to hospitals and clinics. Revenue from product sales is recognized when ownership of the product is transferred to the customer, the sales price is fixed and determinable, and collectability is reasonably assured. Within the U.S. and certain foreign countries revenue is recognized upon shipment (freight on board shipping point) since title to the product passes and the customers have assumed the risks and rewards of ownership. In certain other foreign countries, it is common practice that ownership transfers upon receipt of product and, accordingly, in these circumstances revenue is recognized upon delivery (freight on board destination) when title to the product effectively transfers.

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

For the years ended December 31, 2007 and 2006, $0.1 million and $0.6 million of product were returned to the Company, respectively, representing approximately 0.1% and 0.2% of net revenue, respectively. The allowance for returns was $0.8 million and $1.0 million for December 31, 2007 and 2006, respectively.

Chargebacks and rebates.  Although the Company sells its products in the U.S. primarily to wholesale distributors, the Company typically enters into agreements with certain governmental health insurance providers, hospitals, clinics, and physicians, either directly or through group purchasing organizations acting on behalf of their members, to allow purchase of Company products at a discounted price and/or to receive a volume-based rebate. The Company provides a credit to the wholesaler, or a chargeback, representing the difference between the wholesaler’s acquisition list price and the discounted price paid to the wholesaler by the end-user. Rebates are paid directly to the end-customer, group purchasing organization or government insurer.

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

At December 31, 2007 and 2006, the allowance/accrual for chargebacks and rebates was $3.1 million and $4.0 million, respectively.

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

At December 31, 2007 and 2006, the allowance for prompt pay discounts was $0.3 million and $0.4 million, respectively.

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

Advertising Costs

The Company expenses all advertising, promotional and publication costs as incurred. Total advertising costs were approximately $6.9 million, $7.2 million, and $6.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

At December 31, 2007 and 2006 the accumulated other comprehensive income due to foreign currency translation adjustments was $16.6 million and $9.4 million, respectively, and the unrealized gain from available for sale securities was $1.3 million and $1.9 million, respectively.

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

The Company’s products are sold both to wholesale distributors and directly to hospitals and clinics. Ongoing credit evaluations of customers are performed and collateral is generally not required. Many of the international hospitals and clinics are government supported and may take a significant amount of time to collect. U.S. and international accounts receivable consisted of the following at December 31, 2007 and 2006 (in thousands).

	2007	2006

U.S. accounts receivable, net	$12,494	$14,748
International accounts receivable, net	32,478	25,551

Total accounts receivable, net	$44,972	$40,299

At December 31, 2007 and 2006, the accounts receivable balance of our customer, Oncology Supply, represented 12% and 15%, respectively, of total net accounts receivable. No other individual customer had accounts receivable balances greater than 10% of total net accounts receivable.

The Company maintains an allowance for potential credit losses, and such losses have been within management’s expectations. The provision (recovery) for bad debts for the years ended December 31, 2007, 2006 and 2005 was ($0.4) million, $0 million and $0.7 million, respectively.

Net sales generated as a percent of total consolidated net sales, for the three largest customers in the U.S. were as follows for the years ended December 31, 2007, 2006 and 2005:

	Years Ended
	December 31,
	2007	2006	2005

Oncology Supply	17%	19%	17%
Cardinal Health	9%	11%	15%
Oncology Therapeutics Network	7%	6%	0%

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

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. The carrying values of these instruments, other than investments, are recorded at cost, and approximate fair value due to their short-term nature. Investments are recorded at fair value.

Share-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. Under SFAS No. 123R, share-based compensation cost is determined at the grant date using an option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight line basis over the employee’s requisite service period. The Company adopted SFAS No. 123R using the modified prospective method. Under this method, prior periods are not restated for comparative purposes. Rather, compensation for awards outstanding, but not vested, at the date of adoption using the grant date value determined under SFAS No. 123, “Accounting for Share-Based Compensation,” as well as new awards granted after the date of adoption using the grant date value under SFAS No. 123R are recognized as expense in the statement of operations over the remaining service period of the award.

The Company has estimated the fair value of each award using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.

In 2005 and prior years, the Company accounted for share-based payment awards to employees and directors in accordance with APB 25 as allowed under SFAS No. 123. In accordance with APB 25, the Company recorded deferred compensation in connection with stock options granted in 2003 under the intrinsic value method. The amount of deferred compensation was equal to the difference between the exercise price of the stock options granted to employees and the higher fair market value of the underlying stock at the date of grant. The deferred compensation was recognized ratably over the vesting period of these options as stock-based compensation expense up to the adoption of SFAS No. 123R. Upon adoption, the unamortized deferred compensation balance was eliminated with a corresponding reduction to additional paid in capital.

Employee share-based compensation expense recognized in 2007 and 2006 was calculated based on awards ultimately expected to vest and has been reduced for estimated forfeitures at a rate of 15 percent, based on the Company’s historical option cancellations. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Share-based compensation expense recognized under SFAS No. 123R was (in thousands, except for per share data):

	2007	2006

Research and development	$1,503	$856
Selling, general and administrative	4,153	2,582

Total share-based compensation expense	$5,656	$3,438

Share-based compensation expense, per common share:
Basic and Diluted	$0.16	$0.11

Pro Forma Information for Periods Prior to Adoption of SFAS No. 123R

The following pro forma net income and earnings per share were determined as if we had accounted for employee share-based compensation for our employee stock plans under the fair value method prescribed by SFAS No. 123. (in thousands, except for per share data):

2005

Net income as reported	$2,269
Plus: share-based compensation recognized under the intrinsic value method	199
Less: share-based compensation under fair value method	(23,619)

Pro forma net loss	$(21,151)

Net income (loss) per common share:
Basic and diluted, as reported	$0.07

Basic and diluted, pro forma	$(0.66)

As further discussed in Note 11, the pro forma share-based compensation expense for the year ended December 31, 2005 includes $15.8 million of expense associated with the acceleration of vesting of certain options in 2005 to reduce future non-cash compensation expense that would have been recorded following the effective date of SFAS No. 123R.

Net Income (Loss) Per Share

The Company applies SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share. Basic net income (loss) per common share is calculated by dividing net income (loss) applicable to common stockholders by the weighted average number of unrestricted common shares outstanding for the period. Diluted net loss per common share is the same as basic net loss per common share for the years ended December 31, 2007 and 2006, since the effects of potentially dilutive securities were antidilutive for these periods. Diluted net income per common share for the year ended December 31, 2005 is calculated by dividing net income applicable to common stockholders by the weighted average number of common shares outstanding for the period increased to include all additional common shares that would have been outstanding assuming the issuance of potentially dilutive common shares. Potential incremental common shares include shares of common stock issuable upon exercise of stock options outstanding during the periods presented.

A reconciliation of the weighted average number of shares used to calculate basic and diluted net income (loss) per common share is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005

Basic	35,207	32,016	31,837
Effect of dilutive securities:
Stock Options	—	—	1,039

Diluted	35,207	32,016	32,876

The total number of potential common shares excluded from the diluted earnings per share computation because they were anti-dilutive was 3.4 million, 3.1 million and 1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Recently Issued Accounting Standards

Emerging Issues Task Force Issue No. 07-1 (EITF 07-1), “Accounting for Collaborative Arrangements”

In December 2007, the EITF reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”. In EITF 07-1, the EITF defined a collaborative arrangement as a contractual agreement involving a joint operating activity between two (or more) parties, each of which is both (1) an active participant in the activity and (2) exposed to significant risks and rewards that are dependent on the joint activity’s commercial success. Additionally, EITF 07-1 provides information to be disclosed on an annual basis by each collaborative arrangement participant for every significant collaborative arrangement, including the nature of the arrangement, the participant’s rights and obligations under the arrangement, the accounting policy followed for collaborative arrangements, and the income statement classification and amounts arising from the collaborative arrangement. EITF 07-01 is effective for financial statements issued for fiscal years beginning after December 15, 2008. This consensus is to be applied retrospectively for all periods presented. We are evaluating the potential impact of this consensus and do not expect it to have a material effect on our financial statements.

FASB SFAS No. 157 “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which established a framework for measuring fair value, and expanded disclosures about fair value measurements. The FASB partially deferred the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. For nonfinancial and financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis, SFAS 157 is effective beginning January 1, 2008. We are currently evaluating the implementation of SFAS 157, but do not expect that the adoption of SFAS 157 will have a material effect on our consolidated financial position or results of operations.

FASB SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS 159, which provided companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities and highlights the effect of a company’s choice to use fair value on its earnings. It also required a company to display the fair value of those assets and liabilities for which it has chosen to use fair value on the face of the balance sheet. SFAS 159 became effective beginning January 1, 2008. We are currently evaluating the implementation of SFAS 159, but do not expect that the adoption of SFAS 159 will have a material effect on our consolidated financial position or results of operations.

3.	Geographic Information

Foreign and domestic financial information (in thousands):

		United	Foreign
	Year	States	Entities	Total

Net sales	2007	$142,534	$124,766	$267,300
	2006	140,955	97,691	238,646
	2005	130,886	90,358	221,244

Operating income (loss)	2007	$(24,187)	$(45,061)	$(69,248)
	2006	(60,834)	(29,330)	(90,164)
	2005	21,469	(16,880)	4,589

Total assets	2007	$244,433	$198,891	$443,324
	2006	129,528	197,204	326,732

4.	Short-term Investments

The amortized cost, gross unrealized gains, gross unrealized losses and fair value of available-for-sale investments by security classification, all of which are short term, at December 31, 2007 and 2006, were as follows (in thousands):

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gain	Loss	Value

Corporate debt securities	$33,941	$27	$(19)	$33,949
Asset backed securities	35,598	108	(4)	35,702

Total securities	$69,539	$135	$(23)	$69,651

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gain	Loss	Value

Government agencies	$8,574	$—	$(6)	$8,568
Corporate debt securities	48,854	11	(8)	48,857
Auction rate notes	7,311	—	—	7,311
Asset backed securities	11,588	—	(14)	11,574

Total securities	$76,327	$11	$(28)	$76,310

During the year ended December 31, 2007, 2006, and 2005, the gross realized gains on sales of available-for-sale securities totaled approximately $1 thousand for all periods, respectively, and the gross realized losses totaled $0, $(10) thousand and $(173) thousand, respectively. The gains and losses on available-for-sale securities are based on the specific identification method.

The fair value of available-for-sale securities with unrealized losses at December 31, 2007 were as follows (in thousands):

	Held less than		Held greater than
	12 Months		12 Months		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2007	Value	Loss	Value	Loss	Value	Loss

Corporate debt securities	$29,912	$(13)	$5,744	$(6)	$35,656	$(19)
Asset backed securities	—	—	1,058	(4)	1,058	(4)

Total securities	$29,912	$(13)	$6,802	$(10)	$36,714	$(23)

Unrealized losses were due to changes to interest rates associated with securities with short maturities and are deemed to be temporary.

All of the available-for-sale securities held by the Company at December 31, 2007 will mature within one year.

5.	License Agreements

The cost value and accumulated amortization associated with the Company’s product rights were as follows (in thousands):

	As of December 31, 2007		As of December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized product rights:
Thalidomide	$105,483	$(26,632)	$103,555	$(18,014)
Refludan	12,208	(6,256)	12,208	(4,908)
Innohep	5,000	(2,750)	5,000	(2,250)

Total product rights	$122,691	$(35,638)	$120,763	$(25,172)

Amortization expense of $9.9 million, $9.8 million, and $9.3 million was recorded for the years ended December 31, 2007, 2006 and 2005, respectively. The estimated amortization expense for the next five years is approximately $10.0 million per year for years one through four and approximately $9.0 million for year five.

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

In connection with a patent dispute, associated with thalidomide, the Company agreed to make a $5.0 million payment in 2005, and additional payments of $1.0 million due in each of 2006 and 2007. Accordingly, these payment amounts have increased the thalidomide product rights in 2005.

The Company also provided funding to support further clinical development studies of thalidomide sponsored by Celgene. Under these agreements, the Company paid Celgene $2.7 million, $2.7 million, and $4.7 million in 2007, 2006 and 2005, respectively. See further discussion of the Celgene Merger in note 1.

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

Satraplatin

In December 2005, the Company entered into a co-development and license agreement for satraplatin. Under the terms of the agreement, the Company obtained exclusive commercialization rights for Europe, Turkey, the Middle East, Australia and New Zealand, while GPC Biotech retained rights to the North American market and all other territories. The Company made an upfront payment of $37.1 million to GPC Biotech in early January 2006, including an $21.2 million reimbursement for satraplatin clinical development costs incurred prior to the agreement recognized as acquired in process research and $15.9 million for funding of ongoing and certain future clinical development to be conducted jointly by the Company and GPC Biotech. The Company and GPC Biotech are pursuing a joint development plan to evaluate development activities for satraplatin in a variety of tumor types and will share global development costs, for which the Company has made an additional commitment of $22.2 million, in addition to the $37.1 million in initial payments. At December 31, 2007, $7.9 million of the $22.2 million commitment has been paid to GPC Biotech. The Company will also pay GPC Biotech $30.5 million based on the achievement of certain regulatory filing and approval milestones, and up to an additional $75 million for up to five subsequent European approvals for additional indications. GPC Biotech will also receive royalties on sales of satraplatin in the Company’s territories at rates of 26% to 30% on annual sales up to $500 million, and 34% on annual sales over $500 million. Finally, the Company will pay GPC Biotech sales milestones totaling up to $105 million, based on the achievement of significant annual sales levels in its territories. In July 2007, the Company paid GPC Biotech a $8.0 million milestone payment related to the EMEA’s acceptance of our marketing authorization application for satraplatin in combination with prednisone for hormone-refractory prostate cancer. This amount has been recorded as acquired in process research.

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

Innohep

In June 2002, the Company entered into a ten-year agreement with LEO Pharma A/S for the license of the low molecular weight heparin, Innohep. Under the terms of the agreement, the Company acquired an exclusive right and license to market and distribute Innohep in the United States. On the closing date the Company paid $5 million for the license, which is capitalized as product rights and is being amortized over a 10 year period in which the Company expects to generate significant revenues. On the closing date, the Company paid an additional $2.5 million, which was creditable against royalty payments otherwise due during the period ending March 1, 2005. In addition, the Company is obligated to pay LEO Pharma royalties at the rate of 30% of net sales on annual net sales of up to $20 million and at the rate of 35% of net sales on annual net sales exceeding $20 million, less in each case the Company’s purchase price from LEO Pharma of the units of product sold. Furthermore, the agreement contains a minimum net sales clause that is effective for two consecutive two-year periods. If the company does not achieve these minimum sales levels for two consecutive years, it has the right to pay LEO Pharma additional royalties up to the amount LEO Pharma would have received had the company achieved these net sales levels. If the Company opts not to make the additional royalty payment, LEO Pharma has the right to terminate the license agreement. The second of the two-year terms concluded on December 31, 2006 and the Company elected to make the additional royalty payments due LEO Pharma.

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

MethylGene

In January 2006, the Company entered into a license and collaboration agreement for the research, development and commercialization of MethylGene Inc.’s HDAC inhibitors, including its lead compound MGCD0103, in North America, Europe, the Middle East and certain other markets. Under the terms of the agreement, the Company made upfront payments to MethylGene totaling $25.0 million, including a $20.5 million license fee recorded as acquired in-process research and the remainder as an equity investment in MethylGene common shares. The common shares are accounted for as a long-term available-for-sale security, which is classified in other assets and the unrealized gain associated with the investment of $1.2 million at December 31, 2007 is recorded to other comprehensive income.

MGCD0103 is currently in Phase 1 and 2 development and has a number of clinical studies underway. In September 2006, a milestone payment of $4.0 million was paid to MethylGene associated with the Phase 2 clinical trial and recorded as acquired in-process research. Under the terms of the license agreement, MethylGene will initially fund 40% of the preclinical and clinical development for MGCD0103 (and any additional second generation compounds) required, to obtain marketing approval in North America, while the Company will fund 60% of such costs. MethylGene will receive royalties on net sales in North America ranging from 13% to 21%. The royalty rate paid to MethylGene will be determined based upon the level of annual net sales achieved in North America and the length of time development costs are funded by MethylGene. MethylGene will have an option as long as it continues to fund development, to co-promote approved products and, in lieu of receiving royalties, to share the resulting net profits equally with the Company. If MethylGene exercises its right to discontinue development funding, the Company will be responsible for 100% of development costs incurred thereafter.

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

6.	Property and Equipment

	December 31,
	2007	2006
	(In thousands)

Property and equipment:
Computer hardware and software	$6,996	$5,348
Furniture and fixtures	2,913	2,012
Equipment	3,309	2,073
Leasehold improvements	8,013	4,839

	21,231	14,272
Less accumulated depreciation	(9,783)	(7,151)

Total property and equipment, net	$11,448	$7,121

Depreciation expense was $2.7 million, $2.4 million, and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	Accrued and Other Current Liabilities

	December 31,
	2007	2006
	(In thousands)

Accrued and other current liabilities:
Accrued salaries and benefits	$17,633	$9,191
Royalties payable	13,657	10,893
Income taxes payable	1,022	262
Other accrued operating expenses	13,406	11,381

	$45,718	$31,727

8.	Other Long-term Liabilities

	December 31,
	2007	2006
	(In thousands)

Deferred licensing revenue	$942	$994
Product rights payable	—	870
Notes payable	179	71

	1,121	1,935
Current portion of product rights, deferred licensing revenue and notes payable	(70)	(990)

Other long term liabilities	$1,051	$945

Maturities of notes payable are as follows (in thousands):

2008	$17
2009	51
2010	80
2011	31
2012	—
$179

9.	Leases and Other Commitments

The Company leases office space and equipment under various noncancelable operating lease agreements. One of these agreements has a renewal term which allows the Company to extend this lease up to six years, or through 2013. Rental expense was $4.7 million, $3.3 million, and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are as follows (in thousands):

2008	$5,215
2009	4,731
2010	3,916
2011	3,396
2012	3,072
2013 and thereafter	3,867

Total minimum lease payments	$24,197

10.	Income Taxes

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

At December 31, 2007, the Company has federal, state, and foreign net operating loss carryforwards for income tax purposes of approximately $256 million, which will expire in the years 2019 through 2027 if not utilized. The majority of the tax loss carryforwards relate to the U.S.($45.6 million) and Switzerland ($202.8 million). The U.S. net operating loss carryforward includes tax deductions totaling $17.1 million attributable to the exercise of stock options. This portion of our net operating loss carryforwards is excluded from the calculation of the related deferred tax asset due to the requirements of SFAS No. 123(R). If these benefits are realized for tax purposes, the amount of the benefit will increase additional paid-in capital and will not be reflected in the Company’s provision for income taxes. At December 31, 2007, the Company had research and development and orphan drug credit carryforwards in the U.S. of approximately $7.9 million, which will expire in the years 2021 through 2027 if not utilized.

The Internal Revenue Code contains provisions that limit the annual utilization of U.S. net operating loss and tax credit carryforwards if there has been a “change of ownership” as described in Section 382 of the Code. Such an ownership change occurred for the Company in 2006. The annual limitation to utilize net operating loss and credit carryforwards generated prior to the date of ownership change is approximately $12 million. The Company has not updated its analysis of ownership changes since 2006 and may be subject to additional limitations if another ownership change has occurred or occurs in subsequent periods.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$34,575	$25,885
Credit carryforwards	7,885	7,343
Product acquisition costs	5,314	5,765
Allowance on accounts receivable	1,361	1,486
Share-based compensation expense	1,284	627
Depreciation and Other	1,057	1,311

Total gross deferred tax assets	51,476	42,417
Valuation allowance	(49,656)	(41,473)

Deferred tax assets, net of valuation allowance	1,820	944

Deferred tax liabilities:
Amortization of product rights	(2,339)	(2,450)
Prepaid expenses	(1,402)	(853)

Total gross deferred tax liabilities	(3,741)	(3,303)

Net deferred tax liability	$(1,921)	$(2,359)

A valuation allowance was recorded in 2007 and 2006 due to the Company’s determination that it is more likely than not that the deferred tax asset will not be realized in future periods.

The Company’s effective tax rate differs from the federal income tax rate for the following reasons:

	Years Ended
	December 31,
	2007	2006

Expected federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%
Effect of nondeductible research and development costs	—	22.2
State income tax, net of federal benefit	1.1	0.9
Foreign operation rate differential	19.2	12.6
Utilization of U.S. and foreign tax loss carryforwards	(1.4)	(5.8)
Other	(0.1)	0.5
Deferred tax asset valuation allowance	23.3	12.9

	8.1%	9.3%

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current provision:
Federal	$—	$310	$562
State	643	1,170	584
Foreign	4,866	6,641	8,297

Total	5,509	8,121	9,443

Deferred provision:
Federal	(4,590)	(482)	7,627
State	(429)	(39)	717
Foreign	(6,991)	(6,027)	(5,464)

Total	(12,010)	(6,548)	2,880
Deferred tax valuation allowance	11,277	6,201	(3,529)

Total	$4,776	$7,774	$8,794

The Company reported income (loss) before taxes from operations within the U.S. and foreign operations for the years ended December 31, 2007, 2006, and 2005 as follows (in thousands).

	December 31,
	2007	2006	2005

Income (loss) before taxes from U.S. operations	$(14,783)	$(54,054)	$33,002
Loss before taxes from foreign operations	(44,301)	(29,184)	(21,939)

Total income (loss) before taxes	$(59,084)	$(83,238)	$11,063

No provision has been made for income taxes on the undistributed earnings of the Company’s foreign subsidiaries of approximately $46.0 million at December 31, 2007 as the Company intends to indefinitely reinvest such earnings.

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, on January 1, 2007. The Company analyzed tax positions in all jurisdictions where the Company is required to file an income tax return and concluded that the Company did not have any material unrecognized tax benefits at the time of adoption. As a result, there was no material effect on the Company’s financial position or results of operations due to the implementation of FIN 48. The Company files a U.S. federal income tax return as well as returns for various state and foreign jurisdictions. Most of the income tax returns filed in the U.S. and foreign jurisdictions are subject to potential examination from the date of start-up through the current year, due to net operating losses that have been generated since the commencement of operations. Income tax returns in the U.K. and Switzerland have been reviewed by local authorities through 2004 and 2005, respectively. The Company is not aware of any circumstances that the Company believes will result in any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we did not have interest or penalties accrued for any unrecognized tax benefits and there was no significant interest expense recognized during the current year.

The following is a rollforward of the gross unrecognized tax benefit liabilities for the year ended December 31, 2007 (in thousands):

Balance, beginning of year	$—
Increase from current year tax positions	519

Balance, end of year	$519

The unrecognized tax benefit was the result of an asset write off in a foreign jurisdiction in the current year, where the deductibility of the expense is not more likely than not to be recognized for tax reporting purposes. If recognized, the unrecognized tax benefit would not have a significant impact to the Company’s tax expense or rate in the current year.

11.	Stock Option Plans

In 2000, the Company’s Board of Directors approved the 2000 Stock Incentive Plan (the “2000 Plan”). At December 31, 2007, a total of 6,258,000 shares of common stock are reserved under the plan. The 2000 Plan provides for awards of both nonstatutory stock options and incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and stock purchase rights to purchase shares of the Company’s common stock. A total of 1,914,500 shares of common stock are available for future stock option issuance to eligible employees and consultants of the Company as of December 31, 2007.

In 2001, the Company’s Board of Directors approved the 2001 Non-Employee Director Stock Option Plan (the “2001 Plan”). At December 31, 2007, 675,000 shares of common stock are reserved under the plan. The 2001 Plan provides for awards of nonstatutory stock options only. A total of 283,750 shares of common stock are available for future stock option issuance to directors of the Company as of December 31, 2007.

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

On November 17, 2007, the Board of Directors of Pharmion Corporation approved and adopted an amendment to the Pharmion Corporation Amended and Restated 2000 Stock Incentive Plan. The amendment provides that in the event of a termination of a holder’s employment by the Company without cause or as the result of the Company’s or its successors failure to provide such holder with comparable employment during the 12-month period commencing on and immediately following the date of the consummation of a change of control, the options issued under the option plan shall become fully vested.

Valuation assumptions used to determine fair value of share-based compensation

The employee share-based compensation expense recognized under SFAS No. 123R and presented in the pro forma disclosure required under SFAS No. 123 was determined using the Black-Scholes option valuation model. Option valuation models require the input of subjective assumptions and these assumptions can vary over time. The weighted-average assumptions used include:

	2007	2006	2005

Risk-free interest rate	4.4%	4.7%	4.1%
Expected stock price volatility	44%	42%	49%
Expected option term until exercise	4.4 years	4.3 years	4.0 years
Expected dividend yield	0%	0%	0%

The risk free interest rate was derived from the US Treasury yield in effect at the time of grant with terms similar to the expected life of the option. The expected life of the options was estimated using peer data of companies in the life science industry with similar equity plans.

The weighted-average fair value per option was $14.84, $8.73 and $10.36 for stock options granted in the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was approximately $8.1 million of total unrecognized compensation cost related to nonvested stock options granted under the Company’s plans. This cost is expected to be recognized over a weighted average period of 2.5 years.

A summary of the option activity for the year ended December 31, 2007 was as follows:

			Weighted Average
			Remaining	Aggregate Intrinsic
		Weighted Average	Contractual Term	Value
	Number of Shares	Exercise Price	(years)	(In thousands)

Outstanding at January 1, 2007	3,287,559	$19.26
Granted	237,532	$34.95
Exercised	(574,397)	$13.64
Forfeited	(87,971)	$24.55

Outstanding, December 31, 2007	2,862,723	$21.53	4.71	$118,321

Vested and expected to vest, December 31, 2007	2,624,001	$21.20	4.58	$109,308

Vested, December 31, 2007	1,821,684	$19.81	3.91	$78,427

The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $16.5 million, $2.6 million, and $3.1 million, respectively.

The following table presents a summary of the Company’s non-vested shares of restricted stock awards as of December 31, 2007:

		Weighted Average
		Fair Value at Grant
	Number of Shares	Date

Non-vested at January 1, 2007	229,878	$23.38
Granted	164,950	$33.71
Vested	(60,779)	$20.69
Forfeited	(26,476)	$21.47

Non-vested, December 31, 2007	307,573	$27.87

The restricted stock units vest over a four year period, with 25% of the award vesting on the first year anniversary date. Thereafter, the award vests in equal installments of 6.25% on a quarterly basis. For the years ended December 31, 2007 and 2006, the Company recorded compensation expense related to restricted stock awards of $1.2 million and $0.3 million, respectively. The remaining expense of approximately $6.3 million will be recognized over a weighted average period of 3.2 years.

The total fair value of restricted stock awards vested during the year ended December 31, 2007 was $1.3 million. No shares of common stock were issued for vested restricted stock awards during the years ended December 31, 2006 and 2005.

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

Subject to certain maximum stock ownership restrictions, any employee who is customarily employed at least 20 hours per week and five months per calendar year by the Company and has been continuously employed at least

15 days prior to the first day of the offering period is eligible to participate in the current offering. Employees participating in the plan may have up to 10% of their base compensation withheld to purchase common stock under the ESPP. Common stock purchased under the ESPP is equal to the lower of 85% of the fair value per share of common stock on the first day of the offering or 85% of the fair market value per share of common stock on the purchase date.

For the years ended December 31, 2007 and 2006, the Company recorded ESPP compensation expense of $0.3 million and $0.1 million, respectively. At December 31, 2007, there was approximately $0.03 million of total unrecognized compensation expense related to the ESPP, which will be recognized over the remaining one month of the offering period.

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

	2007	2006

Risk-free interest rate	4.96%	5.17%
Expected stock price volatility	41%	41%
Expected option term until exercise	0.5 years	0.5 years
Expected dividend yield	0%	0%

During the year ended December 31, 2007, 34,485 shares of common stock were issued for purchases under the ESPP. No shares of common stock were issued for purchases under the ESPP during the years ended December 31, 2006 and 2005.

On February 13, 2008, pursuant to the terms of the Merger Agreement, the ESPP was terminated.

13.	Employee Savings Plans

The Company sponsors an employee savings and retirement plan which is qualified under section 401(k) of the Internal Revenue Code for its U.S. employees. Under the sponsored plan, the Company matches on a discretionary basis a portion of the participant’s contributions. The matching contributions totaled $1.3 million, $0.8 million, and $0.4 million in 2007, 2006 and 2005, respectively. The Company’s international employees are eligible to participate in retirement plans, subject to the local laws that are in effect for each country. The Company made contributions of $0.8 million, $0.5 million, and $0.5 million annually for these employees in 2007, 2006 and 2005, respectively.

14.	Quarterly Information

	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(In thousands, except per share data)
	(Unaudited)

Net sales	$62,681	$65,838	$67,315	$71,466
Cost of sales, inclusive of royalties, exclusive of product rights amortization	16,938	18,167	18,236	19,737
Acquired in-process research	—	—	8,000	—
Loss from operations	(5,321)	(9,723)	(23,036)	(31,168)
Net loss	(5,656)	(9,288)	(21,440)	(27,476)
Net loss applicable to common shareholders per share, basic & diluted	$(0.18)	$(0.27)	$(0.58)	$(0.74)

	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(In thousands, except per share data)
	(Unaudited)

Net sales	$56,594	$60,366	$61,636	$60,050
Cost of sales, inclusive of royalties, exclusive of product rights amortization	15,213	16,672	16,629	16,643
Acquired in-process research	20,480	—	4,000	54,283
Loss from operations	(19,183)	(3,129)	(2,587)	(65,265)
Net loss	(19,736)	(3,514)	(3,551)	(64,211)
Net loss applicable to common shareholders per share, basic & diluted	$(0.62)	$(0.11)	$(0.11)	$(2.00)

SCHEDULE II
Valuation and Qualifying Accounts

		Additions
		Charged
	Balance at	to
	Beginning	Expense		Balance at End
Years Ended December 31,	of Period	or Sales	Deductions	of Period
	(In thousands)

2007
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$4,711	$14,132	$(15,092)	$3,751
Inventory reserve	230	460	(565)	125
2006
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$3,573	$14,386	$(13,248)	$4,711
Inventory reserve	42	371	(183)	230
2005
Allowances for chargebacks, product returns, cash discounts and doubtful accounts	$2,210	$13,437	$(12,074)	$3,573
Inventory reserve	360	606	(924)	42

S-1

EXHIBIT INDEX

Exhibit
Number	Description of Document
2.1(1)	Stock Purchase Agreement, dated March 7, 2003, by and among Pharmion France and the shareholders of Gophar S.A.S.

2.2(2)	Agreement and Plan of Merger, dated November 18, 2007, by and among the Registrant, Celgene Corporation and Cobalt Acquisition LLC.

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(3)	Amended and Restated Bylaws.

4.1(1)	Specimen Stock Certificate.

4.2(1)	Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.

4.3(1)	Series C Omnibus Amendment Agreement, dated as of October 11, 2002 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.

4.4(1)	Amendment, dated as of April 8, 2003 to Amended and Restated Investors’ Rights Agreement, dated as of November 30, 2001, by and among the Registrant, the founders and the holders of the Registrant’s Preferred Stock.

10.1(1)	Securities Purchase Agreement, dated as of April 8, 2003, by and between the Registrant and Celgene Corporation.

10.2(1)	Securities Purchase Agreement, dated as of April 11, 2003, by and between the Registrant and Penn Pharmaceuticals Holdings Limited.

10.3(1)	Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.

10.4(1)	Amendment No. 1, dated March 4, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.

10.5(1)	Supplementary Agreement, dated June 18, 2003, to Amended and Restated Distribution and License Agreement, dated as of November 16, 2001, by and between Pharmion GmbH and Penn T Limited.

10.6(1)	License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.

10.7(1)	Amendment No. 1, dated March 3, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.

10.8(1)	Letter Agreement, dated April 2, 2003, by and among the Registrant, Pharmion GmbH and Celgene Corporation regarding clinical funding.

10.9(1)	Amendment No. 2, dated April 8, 2003, to License Agreement, dated as of November 16, 2001, by and among the Registrant, Pharmion GmbH and Celgene Corporation.

10.10(1)	License and Distribution Agreement, dated as of June 21, 2002, by and between the Registrant and LEO Pharmaceutical Products Ltd. A/S.

10.11(1)	License Agreement, dated as of June 7, 2001, by and between the Registrant, Pharmion GmbH and Pharmacia & Upjohn Company.

10.12(1)	Interim Sales Representation Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.

10.13(1)	Distribution and Development Agreement, dated as of May 29, 2002, by and between Pharmion GmbH and Schering Aktiengesellschaft.

Exhibit
Number	Description of Document
10.14(1)	First Amendment Agreement dated August 20, 2003 by and between Pharmion GmbH and Schering Aktiengesellschaft.

10.15(5)*	Employment Agreement, dated as of February 23, 2004, by and between the Registrant and Patrick J. Mahaffy.

10.16(1)*	Non-Competition and Severance Agreement, dated as of November 29, 2001, by and between the Registrant and Michael Cosgrave.

10.17(1)*	Employment Agreement, dated as of January 5, 2001, by and between the Registrant and Michael Cosgrave.

10.18(5)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Erle Mast.

10.19(5)*	Amended and Restated Employment Agreement, dated as of March 1, 2004, by and between the Registrant and Gillian C. Ivers-Read.

10.20(1)	Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.

10.21(1)	First Amendment to Lease, dated as of January 31, 2003, to Office Lease, dated as of April 24, 2002, by and between the Registrant and Centro III, LLC.

10.22(4)*	Addendum to Employment Agreement, dated June 15, 2004, by and between the Registrant and Michael Cosgrave.

10.23(6)	Amendment No. 2, dated as of December 3, 2004, to Amended and Restated Distribution and License Agreement, dated November 16, 2001, by and between Pharmion GmbH and Celgene U.K. Manufacturing II Limited (formerly Penn T Limited).

10.24(6)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the Letter Agreement regarding clinical funding, dated April 2, 2003, between Registrant, Pharmion GmbH and Celgene.

10.25(6)	Letter Agreement, dated as of December 3, 2004, by and between the Registrant, Pharmion GmbH and Celgene Corporation amending the License Agreement, dated November 16, 2001, among Registrant, Pharmion GmbH and Celgene.

10.26(6)	Lease, dated as of December 21, 2004, by and between Pharmion Limited and Alecta Pensionsförsäkring Ömsesidigit.

10.27(7)(9)	Supply Agreement, dated as of March 31, 2005, by and between the Registrant and Ash Stevens, Inc.

10.28(8)(9)	Manufacturing and Service Contract, dated as of December 20, 2005, by and between the Registrant and Ben Venue Laboratories, Inc.

10.29(8)(9)	Co-Development and License Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.

10.30(8)(9)	Supply Agreement, dated as of December 19, 2005, by and between the Registrant, Pharmion GmbH and GPC Biotech AG.

10.31(9)*	Pharmion Corporation 2000 Stock Incentive Plan (Amended and Restated effective as of December 6, 2006).

10.32(9)*	2000 Stock Incentive Plan Agreements (Incentive Stock Option Agreement, Nonqualified Stock Option Agreement and Restricted Stock Unit Agreement).

10.33(9)*	2001 Non-Employee Director Stock Option Plan Agreement.

10.34(8)	License Agreement on Amrubicin Hydrochloride, dated as of June 23, 2005, by and between Sumitomo Pharmaceuticals Co., Ltd. and Conforma Therapeutics Corporation.

10.35(8)(10)	Collaborative Research, Development and Commercialization Agreement, dated as of January 30, 2006, by and among the Registrant, Pharmion GmbH and MethylGene, Inc., as modified.

10.36(11)*	Incentive Bonus and Retention Plan.

10.37(12)	Agreement and Plan of Merger, dated as of November 15, 2006, by and among the Registrant, Carlsbad Acquisition Corporation, a wholly owned subsidiary of the Registrant, Cabrellis Pharmaceuticals Corporation and Stuart J.M. Collinson, as the representative of the securityholders of Cabrellis.

10.38(13)*	Amendment to the Pharmion Corporation 2000 Stock Incentive Plan, effective as of November 19, 2007.

10.39*	Employment Agreement, dated as of March 11, 2005, by and between Registrant and Steven N. Dupont.

10.40(13)*	Employment Agreement, dated as of May 5, 2006, by and between Registrant and Andrew Allen.

10.41*	Form of Amendment to Employment Agreement, dated as of February 19, 2008, entered into by separate agreement, by and between Registrant and each of Andrew Allen, Steven Dupont, Gillian Ivers-Read, Patrick J. Mahaffy and Erle T. Mast, amending the Employment Agreements referenced in exhibits 10.40, 10.39, 10.19, 10.15 and 10.18, respectively.

21.1	List of Subsidiaries of Registrant as of December 31, 2007.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (reference is made to page 53).

Exhibit
Number	Description of Document
31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer.

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer.

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-108122) and amendments thereto, declared effective November 5, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed November 19, 2007.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed December 7, 2007.

(4)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 333-116252) and amendments thereto, declared effective June 30, 2004.

(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(6)	Incorporated by reference to the exhibits to our Annual Report on Form 10-K for the year ended December 31, 2004.

(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(8)	Certain confidential information contained in this document, marked by brackets, has been omitted and filed separately with the Securities and Exchange Commission pursuant to Rule 24B-2 of the Securities Exchange Act of 1934, as amended.

(9)	Incorporated by reference to our Annual Report on Form 10-K for year ended December 31, 2006.

(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(11)	Incorporated by reference to our Current Report on Form 8-K, filed January 22, 2008.

(12)	Incorporated by reference to our Current Report on Form 8-K, filed November 16, 2006.

(13)	Incorporated by reference to our Current Report on Form 8-K, filed November 19, 2007.

(14)	Incorporated by reference to our Current Report on Form 8-K, filed September 6, 2006.

*	Management Contract or Compensatory Plan or Arrangement required to be filed pursuant to Item 15(b) of Form 10-K.